Form 10QSB
period 2001-09-30
COMMUNITY NATIONAL CORP /OH
filed 2001-11-14
CIK 1124184

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                FORM 10-QSB
(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 For the quarterly period ended September 30, 2001

                                     OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
         1934 For the transition period from            to             .


                       Commission file number 000-33157


                        COMMUNITY NATIONAL CORPORATION
              -----------------------------------------------------
              (Exact name of registrant as specified in its charter)

              OHIO                                  31-1724230
-------------------------------          -------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification
 incorporation or organization)           Number)


           1400 East Second Street, Franklin, Ohio        45005
         ------------------------------------------      ---------
          (Address of principal executive offices)      (Zip Code)

                                (937) 746-1520
             ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X     No


The number of shares outstanding of the issuer's common stock, without par value, as of September 30, 2001, was 613,072 shares.

                        Community National Corporation

                                   INDEX


                                                                          Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets                        1

              Condensed Consolidated Statements of Income                  2

              Condensed Consolidated Statements of Cash Flows              3

              Notes to Condensed Consolidated Financial Statements        4-7


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations               8-11


     Item 3.  Quantitative and Qualitative Disclosures
              about Market Risks                                           12


Part II.  Other Information                                                13

                        Part I - Financial Information

Item 1.  Financial Statements

                          Community National Corporation
                       Condensed Consolidated Balance Sheets
                                   (thousands)
                                                September 30, December 31,
                                                    2001          2000
                                                (Unaudited)
ASSETS:
 Cash and due from banks                          $  3,053         3,919
 Federal funds sold                                  4,250         3,100
                                                   -------       -------
   Total cash and cash equivalents                   7,303         7,019
 Interest-bearing deposits in banks                    100           199
 Securities                                         25,575        20,819
 Loans, net of allowance for loan losses            73,376        73,249
 Premises and equipment, net                         4,290         3,570
 Other assets                                        1,414         1,230
                                                   -------       -------
     TOTAL ASSETS                                 $112,058       106,086
                                                   =======       =======

LIABILITIES:
 Deposits-
  Noninterest-bearing                             $ 11,801        11,001
  Interest-bearing                                  89,507        84,494
                                                   -------       -------
   Total deposits                                  101,308        95,495

 Accrued interest and other liabilities              1,206         1,734
                                                   -------       -------
     TOTAL LIABILITIES                             102,514        97,229
                                                   -------       -------
SHAREHOLDERS' EQUITY:
 Common stock-no par value, authorized
  1,500,000 shares; issued and outstanding
  613,072 shares at September 30, 2001 and
  606,674 shares at December 31, 2000                  766           758
 Surplus                                               996           885
 Retained earnings                                   7,782         7,214
                                                   -------       -------
      TOTAL SHAREHOLDERS' EQUITY                     9,544         8,857
                                                   -------       -------
TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                      $112,058       106,086
                                                   =======       =======


The accompanying notes to financial statements are an integral part of these statements.

                             Community National Corporation
                       Condensed Consolidated Statements of Income
                           (In thousands except per share data)
                                       (unaudited)

                                    Three Months Ended     Nine Months Ended
                                       September 30           September 30
                                    ------------------      ----------------
                                      2001       2000        2001       2000
INTEREST INCOME:
 Interest and fees on loans          $1,636      1,708       4,908      4,924
 Interest on investment securities      358        390       1,122      1,109
                                      -----      -----       -----      -----
     TOTAL INTEREST INCOME            1,994      2,098       6,030      6,033

INTEREST EXPENSE:
 Interest on deposits                  (991)    (1,157)     (3,312)    (3,126)
                                      -----      -----       -----      -----
     NET INTEREST INCOME              1,003        941       2,718      2,907

PROVISION FOR LOAN LOSSES               (60)       (60)       (180)      (180)
                                      ------     -----       -----      -----
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES              943        881       2,538      2,727

TOTAL NON-INTEREST INCOME               211        217         658        556

TOTAL NON-INTEREST EXPENSE             (776)      (693)     (2,329)    (2,083)
                                      -----      -----       -----      -----
     INCOME BEFORE INCOME TAXES         378        405         867      1,200

PROVISION FOR INCOME TAXES             (133)      (139)       (299)      (408)
                                      -----      -----       -----      -----
     NET INCOME                      $  245        266         568        792
                                      =====      =====       =====      =====

Dividends declared per common share  $    -          -           -          -

Basic earnings per common share      $ 0.40       0.44        0.93       1.30

Average shares outstanding          613,072    606,674     613,072    606,674

Per share data adjusted to reflect 2 for 1 stock split completed July 2, 2001.



The accompanying notes to financial statements are an integral part of these statements.

                         Community National Corporation
                Condensed Consolidated Statements of Cash Flows
                                  (thousands)
                                  (unaudited)
                                                          Nine Months Ended
                                                            September 30
                                                         ------------------
                                                            2001      2000
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $   568       792
 Adjustments -
  Depreciation and amortization                               31       234
  Provision for loan losses                                  180       180
  (Increase) in other assets                                 (37)     (197)
  Increase (decrease) interest payable                      (293)       54
  (Decrease) in accrued liabilities                          (20)      (57)
                                                          ------    ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES            429     1,006
                                                          ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturing investment securities              9,199    13,200
 Purchases of investment securities                      (13,704)  (13,299)
 Net increase in loans                                      (454)   (5,558)
 Purchases of premises and equipment                        (903)     (927)
                                                          ------    ------
NET CASH (USED IN) INVESTING ACTIVITIES                   (5,862)   (6,584)
                                                          ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in deposits                                    5,813     6,307
 Cash dividends paid                                         (96)      (67)
                                                          ------    ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  5,717     6,240
                                                          ------    ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS                 284       662

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           7,019     6,171
                                                          ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 7,303     6,833
                                                          ======    ======
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $ 3,605     3,072
 Income taxes paid                                           170       436



The accompanying notes to financial statements are an integral part of these statements.

                        Community National Corporation
               Notes to Condensed Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION
Effective July 2, 2001, The Community National Bank (Community National) was reorganized as a one-bank holding company, Community National Corporation
(CNC). Substantially all of the assets, liabilities and operations of CNC are attributable to its wholly owned subsidiary, Community National. The accompanying unaudited consolidated financial statements include the accounts of CNC and Community National. The financial information prior to the reorganization consists of Community National. All intercompany transactions are eliminated in consolidation.

The statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.

The condensed consolidated financial statements at September 30, 2001 and for the nine-month period then ended have been reviewed by J.D. Cloud & Co., L.L.P., CNC's independent certified public accountants, whose report on their review of the financial statements is included in this report.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in CNC's S-4 registration statement filed with the Securities and Exchange Commission.

NOTE 2 - EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. CNC's capital structure includes no potential for dilution. There are no warrants, options or other arrangements that would increase the number of shares outstanding.

                          Community National Corporation
               Notes to Condensed Consolidated Financial Statements
                                   (Continued)

NOTE 3 - LOANS
Major classifications of loans are as follows (thousands):

                                             September 30,  December 31,
                                                 2001          2000
                                               --------     -----------
Mortgage loans on real estate:
  Real estate - mortgage                       $32,474      $32,753
  Commercial                                    28,834       30,281
  Construction                                   3,513        3,627
                                                ------       ------
       Total                                    64,821       66,661

Commercial loans                                 4,574        3,325
Installment loans                                4,984        4,164
                                                ------       ------
                                                74,379       74,150
Deferred net origination costs                      (3)          (4)
Allowance for loan losses                       (1,000)        (897)
                                                ------       ------
    Loans - net                                $73,376       73,249
                                                ======       ======

Loans on which the accrual of interest has been discontinued or reduced amounted to $488,000 and $370,000 at September 30, 2001 and December 31, 2000, respectively.


NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES
CNC is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. They involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Exposure to credit loss in the event of nonperformance by the other parties to financial instruments for commitments to extend credit is represented by the contract amount of those instruments.

CNC uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2001 and December 31, 2000 were $6,291,000 and
$6,807,000, respectively.

CNC and its subsidiaries are parties to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated financial position or results of operations.

                          Community National Corporation
               Notes to Condensed Consolidated Financial Statements
                                   (Continued)


NOTE 5 - NEW PRONOUNCEMENTS
The Financial Accounting Standards Board has issued Statement No. 141, Business Combinations, effective for combinations after June 30, 2001, Statement No. 142, Goodwill and Other Intangible Assets, effective for goodwill and other intangible assets acquired after June 30, 2001 and for other goodwill and other intangible assets effective January 1,2002, Statement No. 143, Accounting For Asset Retirement Obligations, effective January 1, 2003, Statement No. 144, Accounting For The Impairment or Disposal of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, effective January 1, 2002. These standards are not expected to have a significant impact on the Corporation's results of operations.

                 INDEPENDENT  ACCOUNTANTS'  REVIEW  REPORT



To the Shareholders and Board of Directors
Community National Corporation



We have reviewed the accompanying consolidated balance sheet of Community National Corporation and Subsidiary as of September 30, 2001, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000, and the related statements of cash flows for the nine-month periods ended September 30, 2001 and 2000.
These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with U.S. generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We previously audited, in accordance with U.S. generally accepted auditing standards, the balance sheet of Community National Bank as of December 31, 2000, and the related statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 5, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects, in relation to the balance sheet from which it has been derived.




                                      /s/ J.D. Cloud & Co. L.L.P.
                                      ---------------------------
                                      J.D. Cloud & Co. L.L.P.


Cincinnati, Ohio
November 6, 2001

                         Community National Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD-LOOKING STATEMENTS
Certain matters disclosed herein may be deemed to be forward-looking statements that involve risks and uncertainties, including regulatory policy changes, interest rate fluctuations, loan demand, loan delinquencies and losses, and other risks. Actual strategies and results in future time periods may differ materially from those currently expected. Such forward-looking statements represent management's judgment as of the current date. The Company disclaims, however, any intent or obligation to update such forward-looking statements.

RESULTS OF OPERATIONS
CNC earned $245,000, or $0.40 per share, for the three months ended September 30, 2001 compared to $266,000, or $0.44 per share, for the three months ended September 30, 2000. CNC earned $568,000, or $.93 per share, during the nine months ended September 30, 2001 compared to $792,000, or $1.30 per share, for the nine months ended September 30, 2000. The decreases in 2001 from 2000 are primarily due to interest rates on loans and investments decreasing at a faster rate than deposits.

Net interest income for the nine months ended September 30, 2001 decreased $181,000 from the comparable period in 2000. Total interest income increased $4,000 and total interest expense increased $185,000.

While the average yield on interest-earning assets declined during the nine months ended September 30, 2001, this was offset by the increase in the daily average balance of interest-earning assets. The decline in the yield of interest-earning assets was due to decreasing market rates throughout 2001.

The decrease in the cost of interest-bearing liabilities was due to a decline in the cost of deposit products. The cost of IRA and time deposits increased even though market rates were decreasing due to the timing of maturities of the longer-term products which were unable to reprice immediately as market rates were declining. The net interest margin continues to improve as these longer-term time deposits are maturing and repricing at lower rates.

Net interest income for the three months ended September 30, 2001 increased $62,000, or 6.6% from the comparable period in 2000. The increase in net interest income was primarily due to an increase in interest-earning assets.

Net interest margin increased from 3.68% in the third quarter of 2000 to 3.80% in the third quarter of 2001. This was due to a decline in the cost of interest-bearing liabilities which was partially offset by a decline in the yield on interest-earning assets. The decline in the cost of interest-bearing liabilities resulted from lower market rates in all deposit categories and also from the replacement of higher cost time deposits with lower cost savings deposits. The decline in the yield on average interest-earning assets is due to lower yields in all earning asset categories due to lower market rates.

                          Community National Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Average interest-earning assets increased $6.7 million to $110.7 million for the third quarter of 2001, from the same period in 2000. The increase was primarily attributable to increases in federal funds sold and securities. Average interest-bearing liabilities totaled $89.3 million for the third quarter of 2001, up $5.5 million from the same period in 2000. The increase was attributable to an increase in average savings, NOW and money market accounts. The IRA and time certificates decreased $1.1 million for the third quarter 2001 compared to the comparable period in 2000.

Average interest-earning assets increased $7.6 million at September 30, 2001 from the same period in 2000. The increase was primarily attributable to loans and federal funds sold. An increase in interest-bearing liabilities and demand deposits were used to fund this growth.

Average interest-bearing liabilities increased $7.0 million at September 30, 2001 from the same period in 2000. The increase was primarily attributable to savings, NOW and money funds.

SEPTEMBER 30, 2001 VS. JUNE 30, 2001.
Total average assets for the third quarter, 2001 decreased $187,000 as compared to the second quarter, 2001. The decrease was primarily due to federal funds sold. Average securities and average loans have increased slightly when comparing third and second quarter balances for 2001. Growth in the investment portfolio has been in United States Treasury obligations. Growth in the loan portfolio is primarily due to growth in consumer lending.

Average interest-bearing deposits for the third quarter, 2001 were $1.3
million less than for the second quarter, 2001.    The third quarter decline
occurred in the average balance of time deposits.

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. The total loan loss provision and the other changes in the allowance for loan losses are shown below.

                                                Nine Months Ended
                                                  September 30,
                                                 2001      2000
                                                  (thousands)
Balance, beginning of period                    $  897      756
                                                 -----      ---
Charge-offs                                         95       69
Recoveries                                          18        7
                                                 -----      ---
Net charge-offs                                     77       62
                                                 -----      ---
Provision for loan losses                          180      180
                                                 -----      ---
Balance, end of period                          $1,000      874
                                                 =====      ===

                         Community National Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Charge-offs during 2001 and 2000 are attributable primarily to consumer loans.

The following table sets forth information regarding the past due, non-accrual and renegotiated loans of the Bank at the dates indicated:

                                     September 30      December 31
                                         2001             2000
                                       --------        -----------
                                              (thousands)
Loan accounted for on
 non-accrual basis                      $  488             370
Accruing loans that are
 past due 90 days or more                1,125             927
                                         -----           -----
   Total                                $1,613           1,297
                                         =====           =====

Accruing loans which are past due 90 days or more at September 30, 2001 and December 31, 2000 consist primarily of installment loans and loans secured by 1-4 family residential property.

NON-INTEREST INCOME
Total non-interest income decreased $6,000 or 2.8% during the third quarter of 2001 compared to the third quarter of 2000. Total service charges and fees increased $29,000 or 24.6% primarily due to increases in overdraft charges and service fees while fees from the secondary market loan program decreased in the third quarter.

Total non-interest income for the nine months ended September 30, 2001 was $102,000 or 18.3% greater than for the comparable period in 2000 primarily due to increases in service charges and fees. Service charges and fees increased $92,000 or 27.6%. Income from the secondary market program for the nine months ended September 30, 2001 also increased.

NON-INTEREST EXPENSE
Total non-interest expense increased $83,000 or 12.0% in the third quarter 2001 compared with the third quarter 2000 and $246,000 or 11.8% during the first nine months of 2001 compared with the first nine months of 2000.

All categories of non-interest expense have increased primarily due to increased expenses related to the construction of a new branch facility in Springboro, Ohio that was completed in April 2001. Additionally, salaries and employee benefits increased due to regular salary increases and additional employees for the new branch and the secondary market program.

                        Community National Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


CAPITAL
Community National and CNC are required by regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially shareholders' equity less goodwill and other intangibles) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in CNC's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier I capital to risk-weighted assets must be at least 4.0% and the ratio of Total capital (Tier I capital plus Tier II capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier I capital to adjusted quarterly average total assets of 3.0%. A summary of the regulatory capital ratios of CNC follows:

                                             At                At
                                        September 30,      December 31,
                                            2001              2000
Total risk-based                            15.3%             14.2%
Tier I risk-based                           14.0%             13.0%
Leverage                                     8.6%              7.9%

LIQUIDITY
Liquidity is the ability to have funds available at all times to meet the commitments of Community National. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets included cash and deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the bank's trade area. Community National solicits brokered deposits as a funding source to match against funding for interest rate risk purposes. Total brokered deposits as of September 30, 2001 were $7,147,000. The liquidity of Community National is enhanced by the fact that 71.4% of total deposits at September 30, 2001 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

At September 30, 2001, Community National's liquid assets amounted to $7.3 million or 6.5% of total gross assets, compared to $7.0 million or 6.6% at December 31, 2000. Secondary sources of liquidity include Community National's ability to sell loan participations, borrow funds from the Federal Reserve and purchase federal funds. Management closely monitors the level of liquid assets available to meet ongoing funding needs. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Community National experienced no liquidity or operational problems as a result of the current liquidity levels.

                       Community National Corporation



Item 3.  Quantitative and Qualitative Disclosures about Market Risks

QUANTITATIVE AND QUALITATIVE DISLCOSURES ABOUT MARKET RISKS
For a discussion of CNC's asset and liability management policies and gap analysis for the year ended December 31, 2000, see Quantitative and Qualitative Disclosures about Market Risks, in CNC's Form S-4. There have been no material changes in CNC's market risks, which for CNC is primarily interest rate risk.

                          PART II.  OTHER INFORMATION

                         Community National Corporation


Item 1. Legal Proceedings - Not Applicable

Item 2. Changes in Securities and Use of Proceeds - Not Applicable

Item 3. Defaults by the Company on its Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits

              None

        b.  Reports on Form 8-K - None

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Community National Corporation
                                 Registrant


Date:  November 14, 2001         /s/Paul J. Scheuermann
                                 -------------------------------
                                 Paul J. Scheuermann, President