Form 10KSB
period 2001-12-31
COMMUNITY NATIONAL CORP /OH
filed 2002-03-26
CIK 1124184

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549

                                     FORM 10-KSB

   (Mark One)

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 2001

                                          OR

     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the transition period from              to


                     Commission file number: 000-33157


                        COMMUNITY NATIONAL CORPORATION
            -----------------------------------------------------
           (Exact name of registrant as specified in its charter)

                   OHIO                                 31-1724230
                ----------                          ----------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)               Identification Number)


             1400 EAST SECOND STREET, FRANKLIN, OHIO                   45005
    -------------------------------------------------------------------------
           (Address of principal executive offices)                (Zip Code)

                Registrant's telephone number: (937) 746-1520
                ---------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to 12(g) of the Act:

                       Common Shares, without par value
                       --------------------------------
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X     No
               ---

Check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]

The issuer's revenues for its most recent fiscal year were $8,832,600.

The issuer's common shares are quoted on the Over The Counter Bulletin Board Service maintained by NASDAQ under the symbol CMNC. Management is aware of a sale of the issuer's shares for $15.30 per share on January 23, 2002. Based upon such price, the aggregate market value of the issuer's shares held by non-affiliates was $6,941,855.

As of February 28, 2002, 620,898 common shares were issued and outstanding.


                    DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders of Community National Corporation, Inc. (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-KSB:

     1.  Section 16(a) Beneficial Ownership Reporting Compliance;
     2.  Compensation of Executive Officers and Directors;
     3. Voting Securities and Ownership of Certain Beneficial Owners and Management;
              and
     4.  Certain Relationships and Related Transactions.

                       Community National Corporation.
                     For the Year Ended December 31, 2001
                              Table of Contents

                                    PART I
                                    ------
                                                                      Page
                                                                      ----
Item 1:    Description of Business .................................... 4
Item 2:    Properties ................................................ 19
Item 3:    Legal Proceedings ......................................... 19
Item 4:    Submission of Matters to a Vote of Security Holders ....... 19


                                    PART II
                                    -------
Item 5:    Market for Registrant's Common Equity and Related
              Stockholder Matters .................................... 19
Item 6:    Management's Discussion and Analysis of Financial
              Condition and Results of Operations .................... 21
Item 7:    Financial Statements and Supplementary Data ............... 25
Item 8:    Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure ................. 43


                                   PART III
                                   --------
Item 9:    Directors and Executive Officers of the Registrant ........ 44
Item 10:   Executive Compensation .................................... 45
Item 11:   Security Ownership of Certain Beneficial Owners
              and Management ......................................... 45
Item 12:   Certain Relationships and Related Transactions ............ 35


                                    PART IV
                                    -------
Item 13:   Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K .................................... 46

Signatures ........................................................... 47
Exhibit Index ........................................................ 49

                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                  GENERAL

Community National Corporation (the "Company" or "CNC"), an Ohio corporation, is a bank holding company which owns all of the issued and outstanding common shares of The Community National Bank (the "Bank"), chartered under the laws of the United States. The Bank was incorporated in 1983 as a local independent bank to serve the people and businesses of the Franklin/ Springboro/Carlisle area. CNC was incorporated in 2000 and organized in 2001. Community National Bank was reorganized to the bank holding company
(CNC) in 2001. The reorganization was effected through the merger of Community National Bank with and into CNB Interim National Bank, a wholly owned subsidiary of CNC. Concurrent with the merger, CNB Interim National Bank changed its name to "The Community National Bank" and is now operated as the wholly owned bank subsidiary of CNC. The consideration for the merger was two shares of CNC common stock for each share of Bank common stock held by the shareholders. Following the merger, all shareholders of the Bank maintained the same stock ownership percentage in the holding company as they had in the Bank. Following the merger, the Bank's business continued unchanged with the same management and employees.

The Bank is engaged in the commercial banking business in southwestern Ohio, providing a variety of consumer and commercial financial services. The primary business of the Bank consists of providing such customary banking services as checking and savings accounts, various types of time deposits, safe deposit facilities, money transfers, and individual retirement accounts. The Company also finances consumer and commercial transactions, makes secured and unsecured loans, and provides other financial services to its customers through the Bank.

Because of its ownership of all the outstanding stock of the Bank, Community National Corporation is subject to regulation, examination and oversight by the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Bank, as a national bank, is subject to regulation, examination and oversight by the Office of the Comptroller of the Currency (the "OCC") and special examination by the FRB. The Bank is a member of the Federal Reserve Bank of Cleveland.
In addition, since its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"), the Bank is also subject to regulation, oversight and special examination by the FDIC. The Bank must file periodic financial reports with the FDIC, the OCC and the Federal Reserve Bank of Cleveland. Examinations are conducted periodically by these federal regulators to determine whether the Company and Bank are in compliance with various regulatory requirements and are operating in a safe and sound manner.

Since its incorporation, Community National Corporation's activities have been limited primarily to holding the common shares of the Bank.
Consequently, the following discussion focuses primarily on the business of the Bank.

The Bank functions in a highly competitive environment. In addition to other commercial banks, savings and loans, and savings banks, the Bank must also contend with other providers of financial services including finance companies, credit unions and insurance companies. Despite having access to less resources and smaller lending limits, the Bank remains competitive in its service area with respect to interest rates and fees charged on loans, interest rates paid on time and savings deposits, and service charges on deposit accounts. The deposit base of the Bank is relatively stable whereby seasonal fluctuations in the amount of deposits have not been experienced. All of the Bank's deposits emanate from inside the United States.


                         FORWARD-LOOKING STATEMENTS

In addition to the historic financial information contained herein with respect to CNC, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and CNC's general market area. The forward-looking statements contained herein include those with respect to the following matters:

1. Management's expectation that it will continue to expand its commercial and consumer lending activities;
2.  Management's determination of the adequacy of the loan loss allowance;
3.  The effect of changes in interest rates;
4.  Growth in the real estate and commercial loan portfolio; and
5. Management's belief that a substantial percentage of the certificates of deposit maturing within one year will renew with the Bank at maturity.


                             LENDING ACTIVITIES

GENERAL
The Bank's income consists primarily of interest income generated by lending activities, including the origination of loans secured by residential and nonresidential real estate, commercial, and consumer loans.

The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated:
                                             At December 31,
                                   ----------------------------------
                                         2001               2000
                                   ---------------    ---------------
                                              % of               % of
                                   Amount    Total    Amount    Total
                                   ------    -----    ------    -----
Commercial and industrial         $ 4,112      5.6%  $ 3,325      4.5%
Real estate - construction          3,439      4.7%    3,627      4.9%
Real estate - mortgage             61,550     83.6%   63,034     85.0%
Installment loans to individuals    4,452      6.1%    4,164      5.6%
Lease financing                         -      0.0%        -      0.0%
                                  -------    -----   -------    -----
    Total loans                   $73,553    100.0%  $74,150    100.0%
                                             =====              =====

Deferred net origination costs         (3)                (4)
Allowance for loan losses            (952)              (897)
                                  -------            -------
    Net loans                     $72,598            $73,249
                                  =======            =======

The Bank's lending policy requires the application and satisfaction of certain underwriting standards prior to funding any loan, among which are documentation requirements to include credit and collateral value analysis. Credit qualification entails evaluation of business cash flows or consumer income available to service debt payments. Secondary sources of repayment, including collateral and guarantees, may be requested as well. Lending opportunities typically are restricted to the market areas the Bank's branches serve.

The Bank's lending strategy has historically focused on the origination of a mixture in its portfolio of commercial loans, one-to-four family mortgage loans and, to a lesser extent, working capital loans in the form of credit lines and term notes, personal loans, and home equity loans. Commercial real estate loans are granted for the acquisition or improvement of real property. Generally, commercial real estate loans do not exceed 75% of the appraised value of the property pledged to secure the transaction. With repayment typically contingent upon successful operation of the subject real estate, this is carefully scrutinized prior to approval.

Real estate construction loans are granted for the purpose of construction improvements to real property, both commercial and residential. Real estate loans secured by one-to-four family residential housing properties are granted subject to statutory limits regarding the maximum percentage of appraised value of the mortgaged property. Residential loan terms are normally established based upon factors such as interest rates in general, the supply of money available to the Bank and the demand for such loans.

Consumer loans represent the extension of financing to customers for personal expenditures or household purposes. Creditworthiness is evaluated on the basis of projected repayment capacity as well as credit history. Such loans are granted in the form of installment or revolving transactions.

LOAN MATURITY SCHEDULE

The following table sets forth certain information at December 31, 2001, regarding the net dollar amount of commercial and industrial and real estate construction loans maturing in the Bank's portfolio, based on contractual terms to maturity.  Loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less:
                          Due 0-1 Year  Due 1-5 Years  Due 5 + Years   Total
                          ------------  -------------  -------------   -----
                                               (In thousands)
Commercial and industrial   $ 1,614        $ 2,090         $  408     $ 4,112
Real estate - construction    2,787            617             35       3,439
                            -------        -------         ------     -------
    Total                   $ 4,401        $ 2,707         $  443     $ 7,551
                            =======        =======         ======     =======

The following table sets forth the dollar amount of certain loans, due after one year from December 31, 2001, which have predetermined interest rates and floating or adjustable interest rates:
                             Predetermined        Floating or
                                 rates          adjustable rates     Total
                             -------------      ----------------    -------
                                                 (In thousands)
Commercial and industrial       $   925              $ 1,573        $ 2,498
Real estate - construction          370                  282            652
                                -------              -------        -------
    Total                       $ 1,295              $ 1,855        $ 3,150
                                =======              =======        =======

LOAN PROCESSING
Loan officers are authorized by the Board of Directors to approve loans up to specified limits. Loans exceeding the loan officers' approval authority are referred to the Bank's Loan Committee. Any loans made by the Bank in excess of the limits established for the Loan Committee must be approved by the Board of Directors. All loans in excess of $10,000 are reported to the Board on a monthly basis.

LOAN ORIGINATIONS, PURCHASES AND SALES
Fixed-rate and adjustable rate residential real estate loans are also originated for sale in the secondary market.

DELINQUENT LOANS, NON-PERFORMING ASSETS AND CLASSLIFIED ASSETS
The Bank attempts to minimize loan delinquencies through aggressive collection efforts. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the deficiency to be cured by contacting the borrower. In most cases, deficiencies are cured promptly.

Generally, when a real estate loan becomes delinquent more than 90 days, an evaluation of the security is performed. When deemed appropriate by management, the Bank institutes action to foreclose on the real estate or to acquire the real estate by deed in lieu of foreclosure. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower's ability and willingness to cooperate in curing delinquencies. If a foreclosure occurs, the real estate is sold at public sale and may be purchased by the Bank. Installment loans are generally charged off if four payments have been missed. Generally, all other loans are placed on non-accrual status if they are 90 days or more delinquent. A loan may remain on an accrual status after it is 90 days delinquent if it is reasonably certain the account will be settled in its entirety or brought current within a 30-day period. Cash payments received on non-accrual loans are applied against principal until the balance is repaid. Any remaining payments are credited to earnings. Non-performing loans include non-accrual loans and ninety days or more past due loans.

The following table sets forth certain information regarding the past due, non-accrual and renegotiated loans of the Bank at the dates indicated:
                                                      At December 31,
                                                --------------------------
                                                      2001      2000
                                                      (In thousands)
                                                     ------    ------
Loans accounted for on non-accrual basis             $  637    $  370
Accruing loans which are past due 90 days or more       745       927
Renegotiated loans                                        -         -
                                                     ------    ------
    Total                                            $1,382    $1,297
                                                     ======    ======

If interest on non-accrual loans had been recognized during 2001, such income would have been $69,000. The amount recognized was not material.

Real estate acquired, or deemed acquired, by the Bank as a result of foreclosure proceedings is classified as other real estate owned ("OREO") until it is sold. Interest accrual, if any, ceases no later than the date of acquisition of the real estate, and all costs incurred from such date in maintaining the property are expensed. Costs relating to the development and improvement of the property are capitalized. OREO is recorded by the Bank at the lower of cost or fair value less estimated costs of disposal, and any write-down resulting there from is charged to the allowance for loan losses.

ALLOWANCE FOR LOAN LOSSES
Federal regulations require that the Bank establish prudent general allowances for loan losses. Management, with oversight responsibility provided by the Board of Directors, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, historical charge off trends, the volume and quality of the loan portfolio, review of specific problem loans, and current economic
conditions that may affect the borrower's ability to pay.   At December 31,
2001, the Bank's allowance for loan losses totaled $952,000.

The following table sets forth an analysis of the Bank's allowance for losses on loans for the periods indicated:
                                                   December 31,
                                   ------------------------------------------
                                                 2001      2000
                                              (Dollars in thousands)
Balance at beginning of period                   $897       $756
Charge-offs:
   Commercial and industrial                       77         46
   Commercial real estate                           -          -
   Agricultural                                     -          -
   Residential real estate                          9          8
   Installment                                     90         53
   Credit card                                      -          -
   Other                                            -          -
                                                 ----       ----
     Total charge-offs                            176        107
                                                 ----       ----
Recoveries:
   Commercial and industrial                        4          1
   Commercial real estate                           -          -
   Agricultural                                     -          -
   Residential real estate                          -          -
   Installment                                     17          7
   Credit card                                      -          -
   Other                                            -          -
                                                 ----       ----
     Total recoveries                              21          8
                                                 ----       ----
Net charge-offs                                   155         99
Provision for possible loan losses                210        240
                                                 ----       ----
     Balance at end of period                    $952       $897
                                                 ====       ====
Ratio of net charge-offs to average loans
  outstanding during the period                  0.2%       0.1%
                                                 ====       ====
Average loans outstanding                     $73,836    $72,176
                                              =======    =======

Because the loan loss allowance is based on estimates, it is monitored regularly and adjusted as necessary to provide an adequate allowance.


                           INVESTMENT ACTIVITIES

The following table sets forth the composition of the Bank's securities portfolio, based on amortized cost, at the dates indicated:
                                                    At December 31,
                                              --------------------------
                                                   2001        2000
                                                   ----        ----
                                                     (In thousands)
Securities held to maturity:
  U.S. Treasury securities                       $25,540      $20,770
                                                 -------      -------
       Total debt securities                     $25,540      $20,770

  Federal Reserve Bank                                53           49
                                                 -------      -------
Total securities held to maturity                 25,593       20,819
                                                 -------      -------
Total securities                                 $25,593      $20,819
                                                 =======      =======

The following table sets forth the amortized cost of the Bank's securities portfolio at December 31, 2001.  Securities are categorized based on contractual maturity.  Yields do not include the effects of income taxes.
                         Less than 1 year      1 to 5 years        Total
                        ------------------  ------------------  -------------
                    Weighted            Weighted            Weighted
                   Amortized  average  Amortized  average  Amortized  average
                      cost     yield      cost     yield      cost     yield
                      ----     -----      ----     -----      ----     -----
                                            (Dollars in thousands)
Securities held
 to maturity:
  U.S. Treas.
   Securities        $11,992    4.5%     $13,548    5.4%     $25,540    5.0%
                     -------             -------             -------
Total securities
  held to maturity    11,992    4.5%      13,548    5.4%      25,540    5.0%
                     -------             -------             -------
Total securities     $11,992    4.5%     $13,548    5.4%     $25,540    5.0%
                     =======             =======             =======

                          DEPOSITS AND BORROWINGS

GENERAL. Deposits have traditionally been the primary source of the Bank's funds for use in lending and other investment activities. In addition to deposits, the Bank derives funds from interest payments and principal repayments on loans and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions.

DEPOSITS. Community National Bank offers a full range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses, and employees of businesses within the Bank's market area, obtained through the personal solicitation of its officers and directors, direct mail solicitation, and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

The following table sets forth the dollar amount of deposits in the various types of products offered by the Bank as of December 31:
                                     Percent               Percent
                              2001   of Total       2000   of Total
                              ----   --------       ----   --------
                                      (Dollars in thousands)
Demand                      $11,353    11.5%      $11,001    11.5%
NOW                          17,815    18.0%       12,812    13.4%
Savings                      14,256    14.4%       11,906    12.5%
Money market deposit            887     0.9%          887     0.9%
CDs less than $100,000       30,190    30.5%       35,394    37.1%
CDs greater than $100,000    24,393    24.7%       23,495    24.6%
Other                             -     0.0%            -     0.0%
                            -------   ------      -------    -----
 Total deposits(1)          $98,894   100.0%      $95,495   100.0%
                            =======   ======      =======   ======

The following table sets forth the dollar amount of time deposits greater than $100,000 maturing in the periods indicated:

            Maturity                     At December 31, 2001
            --------                     --------------------
                                            (In thousands)
        Three months or less                   $ 5,784
        Over 3 months to 6 months                6,257
        Over 6 months to 12 months              10,686
        Over twelve months                       1,666
                                               -------
          Total                                $24,393
                                               =======

                       ASSET AND LIABILITY MANAGEMENT

The Bank manages its assets and liabilities to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity, and adequate liquidity. These management functions are conducted within the framework of written loan and investment policies adopted by the Bank. The Bank attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it charts assets and liabilities on a matrix by maturity, effective duration, and interest adjustment period, and endeavors to manage any gaps in maturity ranges.


                           AVERAGE BALANCE SHEETS

The following table presents, for the years indicated, the total dollar amounts of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. The table does not reflect any effect of income taxes and includes non-performing loans in the calculations.




                                    Year ended December 31
                                    (Dollars in thousands)
                  -----------------------------------------------------------
                               2001                          2000
                  ----------------------------- -----------------------------
                    Average   Average  Interest   Average   Average  Interest
                  Outstanding  Yield/   Earned/ Outstanding  Yield/   Earned/
                    Balance     Rate     Paid     Balance     Rate     Paid
                  ----------------------------- -----------------------------
Loans               $73,836     8.69%    6,420   $ 72,176     9.11%     6,576
Federal funds sold    6,237     3.91%      244      4,627     6.16%       285
Deposits in banks       138     5.80%        8        136     5.88%         8
Federal Reserve
 Bank stock              53     5.66%        3         46     6.52%         3
Investment
 securities:
  Taxable            22,095     5.50%    1,216     20,820     5.85%     1,217
                    -------              -----    -------               -----
   Total earning
    assets          102,359     7.71%    7,891     97,805     8.27%     8,089

Non-earning assets    8,344                         5,631
Allowance for
 loan losses           (959)                         (826)
                   --------                      --------
   Total assets    $109,744                      $102,610
                   ========                      ========

Savings deposits     13,541     2.37%      321     12,842     3.26%       419
NOW and money
 fund                15,281     2.87%      438     12,680     3.55%       450
IRA and time
 certificates        58,945     5.83%    3,434     57,812     5.99%     3,464
                    -------              -----    -------               -----
   Total interest-
    bearing
    liabilities      87,767     4.78%    4,193     83,334     5.20%     4,333

Demand deposits      11,381                         9,459
                    -------                       -------
   Total deposits    99,148                        92,793

Other liabilities     1,335                         1,323
Capital               9,261                         8,494
                    -------                       -------
   Total liabilities
     and capital   $109,744                      $102,610
                   ========                      ========




Net interest
 rate spread                    2.93%                         3.07%

Net interest
 margin on a
 tax equivalent basis           3.61%   $3,698                3.84%    $3,756

Ratio of interest-
 earning assets
 to interest-bearing
 liabilities                  116.63%                       117.37%

The following table describes the extent to which the changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Bank's interest income and expense during the periods indicated.
For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (the difference between the average volume for the periods compared, multiplied by the prior year's yield or rate paid), (ii) changes in rate (the difference between the weighted average yield or rate paid for the periods compared, multiplied by the prior year's average volume) and
(iii) changes not solely attributable to either volume or rate.
                                           Years ended December 31,
                                     -----------------------------------
                                                2001 vs. 2000
                                     -----------------------------------
                                          Increase (decrease) due to
                                     -----------------------------------
                                                         Rate/
                                     Volume     Rate    Volume     Total
                                     ------     ----    -------    -----
                                                 (In thousands)
Interest income attributable to:
  Loans                              $  151     (300)      (7)      (156)
  Securities held to maturity            75      (71)      (5)        (1)
  Deposits in banks                       -        -        -          -
  Federal funds sold                     99     (104)     (36)       (41)
                                     ------     -----     ----      -----
    Total interest-earning assets       325     (475)     (48)      (198)
                                    -------    -----     ----      -----
Interest expense attributable to:
  Savings deposits                       23     (115)      (6)       (98)
  NOW and MMDA                           92      (87)     (17)       (12)
  Time deposits                          68      (96)      (2)       (30)
  Short-term borrowings                   -        -        -          -
  Long-term debt                          -        -        -          -
                                      -----     -----     ----      -----
    Total interest-bearing liabilities  183     (298)     (25)      (140)
                                      -----     -----     ----      -----
    Net interest income              $  142     (177)     (23)       (58)
                                      =====     =====     ====      =====

                                 Page 14

                                COMPETITION

The Bank functions in a highly competitive environment. In addition to other commercial banks, savings and loans, and savings banks, the Bank must also contend with other providers of financial services including finance companies, credit unions and insurance companies. Despite having access to less resources and smaller lending limits, the Bank remains competitive in its service area with respect to interest rates and fees charged on loans, interest rates paid on time and savings deposits, and service charges on deposit accounts. The deposit base of the Bank is relatively stable whereby seasonal fluctuations in the amount of deposits have not been experienced. All of the Bank's deposits emanate from inside the United States.


                                 EMPLOYEES

At December 31, 2001, the Company employed 35 full-time employees and 3 part-time employees. The Company considers its relationship with its employees to be good.


                                 REGULATION

GENERAL

Because of its ownership of all the outstanding stock of the Bank, CNC is subject to regulation, examination and oversight by the FRB as a bank holding company under the BHCA. The Bank, as a national bank, is subject to regulation, examination and oversight by the OCC and special examination by the FRB. The Bank is a member of the Federal Reserve Bank of Cleveland. In addition, since its deposits are insured by the FDIC, the Bank is also subject to some regulation, oversight and special examination by the FDIC. The Bank must file periodic financial reports with the FDIC, the OCC and the Federal Reserve Bank of Cleveland.

BANK HOLDING COMPANY REGULATION

As a bank holding company, CNC may be subject to restrictions on share repurchases.

The FRB has also adopted capital adequacy guidelines for bank holding companies, pursuant to which, on a consolidated basis, Community National Bank must maintain total capital of at least 8% of risk-weighted assets. Risk-weighted assets consist of all assets, plus credit equivalent amounts of certain off-balance sheet items, which are weighted at percentage levels ranging from 0% to 100%, based on the relative credit risk of the asset.
At least half of the total capital to meet this risk-based requirement must consist of core or "Tier 1" capital, which includes common stockholders' equity, qualifying perpetual preferred stock (up to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder of total capital may consist of supplementary or "Tier 2" capital. In addition to this risk-based capital requirement, the FRB requires bank holding companies to meet a leverage ratio of a minimum level of Tier 1 capital to average total consolidated assets of 3%, if they have the highest regulatory examination rating, well-diversified risk and minimal anticipated growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4% of average total consolidated assets. Community National Bank was in compliance with these capital requirements at December 31, 2001. For Community National Bank's capital ratios, see Note 12 to the Consolidated Financial Statements in
Item 7.

The BHCA restricts CNC's ownership or control of the outstanding shares of any class of voting stock of any company engaged in a non-banking business, other than companies engaged in certain activities determined by the FRB to be closely related to banking. In addition, the FRB has the authority to require a bank holding company to terminate any activity or relinquish control of any non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the determination by the FRB that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company. CNC currently does not have any non-bank subsidiaries, except subsidiaries of the Bank. The ownership of subsidiaries of the Bank is regulated by the OCC, rather than the FRB.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (also known as the Financial Services Modernization Act of 1999). The Financial Services Modernization Act permits, effective March 11, 2000, bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well-capitalized under the Federal Deposit Insurance Corporation Act of 1991, prompt corrective action provisions are well managed, and the company has at least a satisfactory rating under the Community Reinvestment Act. The company must file a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The Financial Services Modernization Act defines "financial in nature" to include:

     -  securities underwriting, dealing and market making;
     -  sponsoring mutual funds and investment companies;
     -  insurance underwriting and agency;
     -  merchant banking; and
     - activities that the Federal Reserve Board has determined to be closely related to banking.

A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well-capitalized, well-managed and has at least a satisfactory Community Reinvestment Act rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well-capitalized and well-managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better.

Transactions between CNC and the Bank are subject to statutory limits in Sections 23A and 23B of the Federal Reserve Act (the "FRA"). See National Bank Regulation -- Office of the Comptroller of the Currency."

The FRB must approve the application of a bank holding company to acquire any bank or savings association.


NATIONAL BANK REGULATION

OFFICE OF THE COMPTROLLER OF THE CURRENCY. The OCC is an office in the Department of the Treasury and is subject to the general oversight of the Secretary of the Treasury. The OCC is responsible for the regulation and supervision of all national banks, including the Bank. The OCC issues regulations governing the operation of national banks and, in accordance with federal law, prescribes the permissible investments and activities of national banks. National banks are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment.

The Bank is required to meet certain minimum capital requirements set by the OCC. These requirements consist of risk-based capital guidelines and a leverage ratio, which are substantially the same as the capital requirements imposed on the Company. The Bank was in compliance with those capital requirements at December 31, 2001. For the Bank capital ratios, see Note 12 to the Consolidated Financial Statements in Item 7. The OCC may adjust the risk-based capital requirement of a national bank on an individualized basis to take into account risks due to concentrations of credit or nontraditional activities.

The OCC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled national banks. At each successively lower defined capital category, a national bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OCC has less flexibility in determining how to resolve the problems of the institution. In addition, the OCC generally can downgrade a national bank's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the national bank is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. The Bank's capital at December 31, 2001, met the standards for the highest capital category, a well-capitalized bank.

A national bank is subject to restrictions on the payment of dividends, including dividends to a holding company. A dividend may not be paid if it would cause the bank not to meet its capital requirements. In addition, the dividends that a Bank subsidiary can pay to its holding company without prior approval of regulatory agencies is limited to net income plus its retained net income for the preceding two years. Based on the current financial condition of the Bank, these provisions are not expected to affect the current ability of the Bank to pay dividends to CNC in an amount customary for the Bank.

OCC regulations generally limit the aggregate amount that a national bank can lend to one borrower or aggregated groups of related borrowers to an amount equal to 15% of the bank's unimpaired capital and surplus. A national bank may loan to one borrower an additional amount not to exceed 10% of the association's unimpaired capital and surplus, if the additional amount is fully secured by certain forms of "readily marketable collateral." Loans to executive officers, directors and principal shareholders and their related interests must conform to the OCC lending limits. All transactions between national banks and their affiliates, including Community National Bank, must comply with Sections 23A and 23B of the FRA, which limit the amounts of such transactions and require that the terms of the transactions be at least as favorable to the Bank as the terms would be of a similar transaction between the Bank and an unrelated party. The Bank was in compliance with these requirements and restrictions at December 31, 2001.

FEDERAL DEPOSIT INSURANCE CORPORATON. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations and for banks that have acquired SAIF deposits. The FDIC is required to maintain designated levels of reserves in each fund.

The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of each of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution. Insurance of deposits may be terminated by the FDIC if it finds that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution's regulatory agency.

FEDERAL RESERVE BOARD. The FRA requires national banks to maintain reserves against their net transaction accounts (primarily checking and NOW accounts). The amounts are subject to adjustment by the FRB. At December 31, 2001, the Bank was in compliance with its reserve requirements.


ITEM 2.  PROPERTIES

The Company conducts its banking operations at four banking centers in southwestern Ohio. The executive offices of the Company and the Bank are onsite at the main banking center at 1400 East Second Street, Franklin, Ohio. The other banking center locations are: 500 Central Avenue in Carlisle, Ohio; 95 Edgebrook Avenue in Springboro, Ohio; and 50 West Spring Valley Road in Centerville, Ohio. The Bank owns all properties except for the Carlisle office, which is a store-mart operation under a lease agreement. The 3-year lease agreement commenced in 1998 with options for 3-year renewals; current option expires in 2004.

The Company believes these facilities are adequate for its current operations. Management asserts that for insurance purposes all facilities and equipment are subject to periodic appraisal and all properties are adequately insured.


ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings, other than ordinary routine litigation incidental to banking, to which the Company or the Bank is a party or of which any of the Company's or Bank's property is subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.



                                        PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
          MATTERS

The Company's common shares are quoted on the Over The Counter Bulletin Board Service maintained by NASDAQ under the symbol CMNC. The active trading market for the Company's shares has been light. There were 613,072 shares of the Company outstanding on December 31, 2001 held of record by approximately 213 shareholders.

The following table identifies the range of high and low bid information for the Company's common stock in each quarter in the past two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

          2001                            High              Low
         ------                          ------            -----
      First Quarter*                      18.50            17.00
      Second Quarter*                     19.31            17.065
      Third Quarter                       19.20            17.00
      Fourth Quarter                      20.50            15.25

          2000                            High              Low
         ------                          ------            -----
      First Quarter*                      21.50            21.00
      Second Quarter*                     21.25            20.00
      Third Quarter*                      21.50            19.00
      Fourth Quarter*                     21.00            18.50

* High and low amounts adjusted to reflect the two for one stock effected in the reorganization of the Bank into a holding company structure effective July 2, 2001.

The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors and to the earnings and financial condition of the Company and applicable laws and regulations. Annual dividends per share declared were $.365 in 2001 and $.355 in 2000. The dividend stated for 2000 reflects the effect of the 2-for-1 stock split in 2001. The dividend payout ratio (dividends per share divided by earnings by share) was 24.8% and 19.8% for 2001 and 2000, respectively. Average equity to average assets was 8.4% and 8.3% for 2001 and 2000, respectively.

The Community National Corporation serves as transfer agent and dividend disbursing agent for the Company's shares. Communication regarding change of address, transfer of shares, lost certificates and dividends should be sent to:

     Community National Corporation
     President
     P.O. Box 577
     Franklin, Ohio 45005

A copy of the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission, will be available at no charge to shareholders upon request to:

     Community National Corporation
     President
     P.O. Box 577
     Franklin, Ohio 45005

The annual meeting of the shareholders of Community National Corporation will be held on Tuesday, April 16, 2002, at the Community National Bank, Springboro Office, Second Floor, 95 Edgebrook Drive, Springboro, Ohio at 1:00 PM.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           RESULTS OF OPERATIONS

NET INCOME
CNC earned $899,925, or $1.47 per share, in 2001 compared to $1.088 million, or $1.79 per share, in 2000. Performance ratios for 2001 included a return on average assets of 0.82% and a return on average equity of 9.72% compared to return on average assets of 1.06% and a return on average equity of 12.81% for 2000. The decline in earnings was primarily attributed to increased operating costs related to a new facility and computer system costs and the decline in the interest rate environment.

NET INTEREST INCOME
Total interest income, excluding loan fees, amounted to $7.9 million for year 2001, a decrease of $198,000 (excluding fees), or 2.4%, from 2000. The decrease resulted primarily from the yield on average earning assets decreasing by 56 basis points (bps). The decline in the yield on interest-earning assets was due to the decreasing market rates. The effect on the net interest spread was partially offset by the increase in the average balance of interest-earning assets, which increased $4.6 million, or 4.7%. The increase was primarily attributable to growth in the average balances for loans and investments.

Interest expense on deposits totaled $4.2 million for 2001, a decrease of $140,000, or 3.2%, over 2000. The decrease resulted primarily from a decrease in the cost of interest-bearing liabilities from 5.2% in 2000 to
 4.78% in 2001. The decrease in the cost of interest-bearing liabilities was due to the decreasing market rates. Average interest-bearing liabilities increased $4.4 million, or 5.3%, during 2001. The increase was attributable to an increase in NOW accounts, money fund accounts and time deposits. The average balance for NOW/money fund accounts increased $2.6 million, and time certificates increased $1.1 million in 2001 as compared to 2000. As a result of the foregoing changes in interest income and interest expense, net interest income decreased $58,000, or 1.46%, from 2000 to 2001. The interest rate spread declined by 14 basis points, from 3.07% for 2000, to 2.93% for 2001. The net interest margin amounted to 3.61% in 2001, compared to 3.84% in 2000.

OTHER INCOME
Total other operating income increased $39,000, or 5%, to $826,000 in 2001 from $787,000 in 2000, primarily due to total service charges and fees increasing $88,000, or 18.5%. Fees from the secondary market loan program decreased during the year, which can be attributed to a decrease in sales volume from year to year.

OTHER EXPENSE
Total other expense increased $288,000 or 10.5%, in 2001 compared to 2000. All categories of non-interest expense have increased primarily due to increased expenses related to the construction of a new branch facility in Springboro, Ohio that was completed in March 2001. The Company also incurred expenses due to the conversion to a new computer system. Additionally, salaries and employee benefits increased due to regular salary increases and additional employees for the new branch and the secondary market program.

INCOME TAXES
The effective tax rate was 34% in 2001 and 2000. The Company did not have tax-exempt income in 2001 or 2000.


                            FINANCIAL CONDITION

TOTAL ASSETS
Total assets increased $3.9 million, or 3.6%, from December 31, 2000 to December 31, 2001. The most significant changes were a $4.8 million, or 22.9%, increase in investment securities from $20.8 million to $25.6 million, and an $834,000, or 23.3%, increase in premises and equipment, net of accumulated depreciation, from $3.6 million to $4.4 million.

INVESTMENT SECURITIES
Investment securities increased as the Company invested excess liquidity caused by the slowing loan demand and increased deposits at year-end.

LOANS
Loan demand was stable. Net loans at December 31, 2001 were relatively the same as December 31, 2000. The individual loan categories were also relatively consistent with prior year totals.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is $952,000 or 1.29% of total loans at December 31, 2001, compared to $897,000 or 1.21% of total loans at December 31, 2000. No significant loan losses were incurred during the past two years. The amount of loans on non-accrual status amounted to $637,000 and $370,000 at December 31, 2001 and 2000, respectively. Loans 90 days or more past due and still accruing interest were $745,000 and $908,000 as of December 31, 2001 and 2000 respectively. The Company had property acquired through foreclosure at December 31, 2001 and 2000 of $360,000 and $212,000 respectively.

In addition to historic charge-off percentages, to determine an adequate allowance for loan losses at December 31, 2001, the Company took into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Four borrowers make up $631,000 of the non-accrual amount at December 31, 2001. All loans are in foreclosure with no significant losses expected. All loans have been considered in the loan loss analysis and are considered to be adequately reserved. The Company also considered loans past due 90 days or more at December 31, 2001, compared to a year ago. Of $745,000 past due greater than 90 days, the Company is in process of foreclosure on the borrower with a balance of $525,000. The Company does not anticipate a loss on this loan. The remaining principal balance of loans 90 days or more past due at December 31, 2001 was not significant.

PREMISES AND EQUIPMENT
Expenditures for premises and equipment in 2001 included approximately $858,000 for the completion of the new branch office in Springboro, Ohio. This branch replaced the previous Springboro branch, which was in a leased building. Additional expenditures of $193,000 were incurred in 2001 for computer hardware and software, and $42,000 for office equipment.

DEPOSITS
Deposits increased $3.4 million, or 3.6%, to $98.9 million at December 31, 2001, from $95.5 million at December 31, 2000. Interest-bearing demand deposits increased $7.4 million, or 29%. Time deposits decreased $4.3 million, or 7.3%. The Company's strategy is to competitively price deposit products in the markets served with an emphasis on growing its lower-priced core deposit products.

LIQUIDITY
Liquidity is the ability to have funds available at all times to meet the commitments of the Company. Asset liquidity is provided by cash and assets which are readily marketable, pledgeable or which will mature in the near future. Liquid assets include cash and deposits in banks, and federal funds sold. Liquidity is also provided by access to core funding sources that are primarily core depositors in the Company's trade area. The Company does not actively solicit brokered deposits as a funding source. Total brokered deposits as of December 31, 2001 were $6.6 million. The liquidity of the Company is enhanced by the fact that 64.5% of total deposits at December 31, 2001 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

At December 31, 2001, the Company's liquid assets were $5.9 million or 5.3% of total assets, as compared to $7.0 million, or 6.6%, at December 31, 2000. Secondary sources of liquidity include the Company's ability to sell loan participations, purchase federal funds, and maintain lines of credit with the Federal Reserve Bank of Cleveland and a regional bank for short-term funding needs. The lines of credit are $5 million and $2 million, respectively. Management closely monitors the level of liquid assets available to meet ongoing funding needs. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Loans to deposits dropped slightly from 77.6%, at December 31, 2000 to 74.3% December 31, 2001. The Company has not experienced liquidity or operational problems as a result of the current liquidity levels.

CAPITAL RESOURCES
As of December 31, 2001, commitments to extend credit amounted to $5 million and are more fully described in Note 10 to the Financial Statements. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Scheduled repayments of existing loans and maturities of investment securities are expected to provide the necessary funds for loan commitments. Commitments for capital expenditures were minimal.

The Company is required by banking regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially shareholders' equity less goodwill and other intangibles) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Company's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier I capital to risk-weighted assets must be at least 4.0% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

To be considered at the well-capitalized level the ratios must be at least 6%, 10% and 5%, respectively. As of December 31, 2001, the Company was considered well-capitalized with total risk-based capital of 15.6%, Tier 1 risk-based of 14.4%, and leverage capital of 8.6%. These ratios as of December 31, 2000 were 14.5%, 13.3% and 8.3%, respectively.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                - I N D E X -

                                                                      PAGE
                                                                      ----
INDEPENDENT AUDITORS' REPORT                                           26

FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                       27

     Consolidated Statements of Income                                 28

     Consolidated Statements of Comprehensive
       Income and Changes in Shareholders' Equity                      29

     Consolidated Statements of Cash Flows                             30

     Notes to Consolidated Financial Statements                      31 - 43

                         INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
Community National Corporation and Subsidiary
Franklin, Ohio


We have audited the accompanying consolidated balance sheets of Community National Corporation and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the December 31, 2001 and 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community National Corporation and Subsidiary as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.



                                            /s/ J.D. Cloud & Co., L.L.P.
                                           ---------------------------------
                                           J.D. Cloud & Co., L.L.P.
                                           Certified Public Accountants

Cincinnati, Ohio
January 11, 2002

                      COMMUNITY NATIONAL CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                              At December 31,
                                  ($000's)
                                                           2001        2000
                                                           ----        ----
     ASSETS:
        Cash and due from banks                          $  3,053       3,919
        Federal funds sold                                  2,850       3,100
                                                         --------    --------
                                                            5,903       7,019
        Interest-bearing deposits in banks                    100         199
        U.S. Treasury securities, held-to-maturity         25,540      20,770
        Federal Reserve Bank stock, at cost                    53          49
        Loans - net                                        72,598      73,249
        Premises and equipment - net                        4,404       3,570
        Other real estate owned                               360         212
        Other assets                                          993       1,018
                                                         --------    --------
             TOTAL ASSETS                                $109,951    $106,086
                                                         ========    ========

     LIABILITIES:
        Deposits -
           Demand                                        $ 11,353    $ 11,001
           NOW accounts, interest-bearing                  17,815      12,812
           Savings                                         15,143      12,793
           Certificates - $100,000 and over                24,393      23,495
           Other time certificates                         30,190      35,394
                                                         --------    --------
             Total deposits                                98,894      95,495

        Accrued interest and other liabilities              1,405       1,734
                                                         --------    --------
             TOTAL LIABILITIES                            100,299      97,229

     SHAREHOLDERS' EQUITY:
        Common stock, no par value; authorized
         1,500,000 shares; issued and outstanding
         2001 - 613,072 shares; 2000 - 606,674 shares         766         758
        Surplus                                               996         885
        Retained earnings                                   7,890       7,214
                                                         --------    --------
             TOTAL SHAREHOLDERS' EQUITY                     9,652       8,857
                                                         --------    --------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $109,951    $106,086
                                                         ========    ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                      COMMUNITY NATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                      For the years ended December 31,
                     ($000's, except for share amounts)
                                                           2001        2000
                                                           ----        ----
     INTEREST INCOME:
        Interest and fees on loans                       $  6,491    $  6,645
        Interest on federal funds sold                        244         285
        Interest on investment securities -
           U.S. Treasury securities                         1,216       1,217
           Other securities                                    11          11
                                                         --------    --------
              TOTAL INTEREST INCOME                         7,962       8,158
                                                         --------    --------
     INTEREST EXPENSE:
        Interest on deposits -
           Savings and NOW accounts                         759         869
           Time deposits                                  3,434       3,464
                                                         --------    --------
              TOTAL INTEREST EXPENSE                      4,193       4,333
                                                         --------    --------
              NET INTEREST INCOME                         3,769       3,825
      PROVISION FOR LOAN LOSSES                             210         240
                                                         --------    --------
              NET INTEREST INCOME AFTER
                PROVISION FOR LOAN LOSSES                 3,559       3,585
                                                         --------    --------
     OTHER OPERATING INCOME:
        Service charges and fees                             562         474
        Loan brokerage fees                                  239         276
        Other operating income                               25          37
                                                         --------    --------
              TOTAL OTHER OPERATING INCOME                  826         787
                                                         --------    --------
     OPERATING EXPENSES:
        Salaries, wages and employee benefits               1,653       1,625
        Equipment and occupancy expense                       434         346
        State franchise tax                                   115         102
        Other operating expenses                             811         652
                                                         --------    --------
              TOTAL OPERATING EXPENSES                    3,013       2,725
                                                         --------    --------
              INCOME BEFORE TAXES                         1,372       1,647

     PROVISION FOR INCOME TAXES                             472         559
                                                         --------    --------
              NET INCOME                                $   900    $  1,088
                                                       ========    ========
     Dividends declared per common share                $ 0.365    $  0.355
                                                       ========    ========
     Net income per common share                        $  1.47     $  1.79
                                                       ========    ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                      COMMUNITY NATIONAL CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      For the years ended December 31,
                                 ($000's)

                                   COMMON               RETAINED
                                   STOCK     SURPLUS    EARNINGS    TOTAL
                                   ------    -------    --------    -----
BALANCE - January 1, 2000         $  750       750       6,341    7,841
Add - Net income                                         1,088    1,088
Stock dividend                         8       135                  143
Deduct - Dividend declared
         $0.355 per share                                 (215)    (215)
                                   ------    -------    --------   ------
BALANCE - December 31, 2000       $  758       885       7,214    8,857

Add - Net income                                           900      900
Stock dividend                         8       111                  119
Deduct - Dividend declared
         $0.365 per share                                 (224)    (224)
                                   ------    -------    --------   ------
BALANCE - December 31, 2001       $  766       996       7,890    9,652
                                   ======    =======    ========   ======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                      COMMUNITY NATIONAL CORPORATION
                         STATEMENTS OF CASH FLOWS
                      For the years ended December 31,
                                 ($000's)
                                                            2001        2000
                                                           ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received                                      $ 7,997      8,079
  Fees and commissions received                              826        787
  Interest paid                                           (4,531)    (4,170)
  Cash paid to employees and for other
   operating expenses                                     (2,792)    (2,595)
  Income taxes paid                                         (410)      (588)
                                                         -------    -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES            1,090      1,513
                                                         -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturing investment securities             9,392     14,492
  Purchase of investment securities                      (14,100)   (14,496)
  Net (increase) decrease in loans                           293     (5,701)
  Proceeds from sale of other real estate owned                -         62
  Capital expenditures                                    (1,094)    (1,947)
                                                         -------    -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES           (5,509)    (7,590)
                                                         -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                 3,400      6,992
  Cash dividends paid                                        (97)       (67)
                                                         -------    -------
      NET CASH PROVIDED BY FINANCING ACTIVIT               3,303      6,925
                                                         -------    -------
      NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                  (1,116)       848

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             7,019      6,171
                                                         -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                 $ 5,903      7,019
                                                         =======    =======

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
    Net income                                           $   900      1,088
                                                         -------    -------
    Adjustments to reconcile net income to
    net cash operating activities:
      Depreciation                                           225        143
      Loss on disposal of property                            35          -
      Amortization of discounts                               48         37
      Provision for loan losses                              210        240
      Provision for deferred taxes                             4        (34)
      (Increase) decrease in interest receivable             (13)      (116)
      (Increase) decrease in prepaid expense                  19        (35)
      Increase in interest payable                          (338)       163

      Increase (decrease) in income taxes payable
       and refundable                                         59          5
      Increase (decrease) in other accrued expenses          (59)        22
                                                         -------    -------
         TOTAL ADJUSTMENTS                                   190        425
                                                         -------    -------
           NET CASH PROVIDED BY OPERATING ACTIVITIES     $ 1,090      1,513
                                                         =======    =======


The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Community National Corporation (CNC) is a bank holding company, whose principal activity is the ownership and management of its wholly-owned subsidiary Community National Bank (the Bank). CNC was formed July 2, 2001. The Bank was formed February 2, 1983. During the third quarter of 2001, each shareholder of Community National Bank received two shares of CNC in exchange for each share of the Bank.

The Bank generates mortgage, commercial and consumer loans and receives deposits from customers within its market areas which are generally Franklin, Springboro, Centerville and Carlisle, Ohio, and adjacent communities.

The accounting and reporting policies of the Bank conform with U.S. generally accepted accounting principles (GAAP) and with general practices within the banking industry. Following is a summary of the significant accounting policies:

ACCOUNTING ESTIMATES-
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONSOLIDATION-
The accompanying consolidated financial statements consist of the accounts of Community National Corporation and its wholly-owned subsidiary, Community National Bank. All inter-company transactions are eliminated in consolidation.

INVESTMENT SECURITIES-
Securities that the Bank has the ability and intent to hold to maturity are classified as held to maturity and are reported at amortized cost. Amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity. Gains or losses from the sale of securities are computed using the specific identification method. Federal Reserve Bank (FRB) stock is an equity interest in the FRB that is carried at cost. It can only be sold at its cost, or par value, to the FRB or to another member institution. The Bank is required to maintain a percentage of its capital and surplus in FRB stock.

LOANS AND ALLOWANCE FOR LOAN LOSSES-
Loans are stated at the principal amount outstanding, net of unearned income, including deferred loan fees and an allowance for loan losses. Interest on discounted loans is generally recognized as income based on methods that approximate the interest method. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The accrual of interest is discontinued when there is clear indication that the borrower's cash flow may not be sufficient to meet payments as they become due. Loan origination fees, net of loan origination costs, are deferred and recognized as income over the life of the loan.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Loans are considered impaired when management believes, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loans' effective interest rate or the fair value of the underlying collateral.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of loans, and prior loan loss in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

PREMISES AND EQUIPMENT-
Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Costs incurred for maintenance and repairs are expensed currently.

OTHER REAL ESTATE OWNED-
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the Bank's carrying amount or fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses. Costs related to holding property are expensed. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or fair value less the cost to sell.

ADVERTISING COSTS-
Advertising costs are generally expensed as incurred.

INCOME TAXES-
Deferred income tax assets and liabilities are determined using the liability method of accounting. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. CNC files consolidated income tax returns with its subsidiary.

STATEMENTS OF CASH FLOWS-
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks with maturities of three months or less and federal funds sold.

EARNINGS PER SHARE-
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The Company's capital structure includes no potential for dilution. There are no warrants, options or other arrangements that would increase the number of shares outstanding. All shares and per share data has been adjusted to reflect a 2 for 1 stock split effective July 2, 2001. In connection with the conversion to a bank holding company, the holding company issued 2 shares of no par common stock for every share of $2.50 par stock.

RECENT ACCOUNTING PRONOUNCEMENTS-
The Financial Accounting Standards Board has issued Statement No. 141, Business Combinations, effective for business combinations after June 30, 2001; Statement No. 142, Goodwill and Other Intangible Assets, effective for goodwill and other intangible assets acquired after June 30, 2001 and for other goodwill and other intangible assets effective January 1, 2002; Statement No. 143, Accounting For Asset Retirement Obligations, effective January 1, 2003; Statement No. 144, Accounting For The Impairment or Disposal of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of, effective January 1, 2002. These standards will not have a significant impact on the Company's results of operations.


NOTE  2 - INVESTMENT SECURITIES

Carrying amounts and approximate market values of investment securities at
December 31 are summarized as follows ($000's):
CAPTION
                                       2001                       2000
                                     --------                   --------
                              Carrying     Fair          Carrying     Fair
                               Amount      Value          Amount      Value
                               -------    -------         -------    -------
U.S. Treasury Securities:
   Due within 1 year or less   $11,992    $12,168         $ 6,025    $ 6,025
   Due from 1 to 5 years        13,548     14,053          14,745     14,883
                               -------    -------         -------    -------
       Subtotal                 25,540     26,221          20,770     20,908

Federal Reserve Bank,
 at cost                            53         53              49         49
                               -------    -------         -------    -------
       Total                   $25,593    $26,274         $20,819    $20,957
                               =======    =======         =======    =======

The Bank believes it has the ability and intends to hold all of its securities until maturity. Gross unrealized gains on investment securities were $681,000 and $163,000 at December 31, 2001 and 2000, respectively. Gross unrealized losses were $25,000 at December 31, 2000. Investment securities with a par value of $22,460,000 and $14,960,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits.

NOTE  3 - LOANS

Major classifications of loans at December 31 are as follows ($000's):
                                               2001       2000
                                               ----       ----
          Mortgage loans on real estate:
                Residential 1 to 4 family    $30,355    $30,933
                Commercial                    28,771     30,281
                Construction                   3,439      3,627
                Second mortgages                 160        228
                Equity lines of credit         2,264      1,592
                                             -------    -------
                       Total                  64,989     66,661
                Commercial loans               4,112      3,325
                Installment loans              4,452      4,164
                                             -------    -------
                                              73,553     74,150
          Unearned loan origination fees          (3)        (4)
                                             -------    -------
                                              73,550     74,146
          Allowance for loan losses             (952)      (897)
                                             -------    -------
          Loans - net                        $72,598    $73,249
                                             =======    =======

Final loan maturities and rate sensitivity of the loan portfolio at December
31, 2001, are as follows ($000's):
                                      Within   One-Five  After Five
                                     One Year    Years      Years    Total
                                     --------  --------  ----------  ------
Commercial, installment and
 real estate                          $17,107    15,098    41,348    73,553

Loans maturing at fixed interest rates are $39,232 and loans maturing at variable interest rates are $34,321.

Loans on which the accrual of interest has been discontinued or reduced amounted to $637,000 and $370,000 at December 31, 2001 and 2000,
respectively. Interest income that would have been recorded in 2001 and 2000 if non-accrual loans had been current and in accordance with their original terms, was $69,000 and $18,000, respectively. Management believes impaired loans will be fully realized and a specific allowance for losses on impaired loans has not been recognized.

Changes in the allowance for loan losses for the years ended December 31 were as follows ($000's):
                                           2001          2000
                                         --------      --------
     Balance - January 1,                 $  897        $  756
     Provision charged to operations         210           240
     Loans charged off                      (176)         (107)
     Recoveries                               21             8
                                          ------        ------
     Balance - December 31,               $  952        $  897
                                          ======        ======

The Bank has entered into related-party transactions with various directors and officers. Such transactions originate in the normal course of the Bank's operations as a depository and lending institution. At December 31, 2001 and 2000, certain officers, directors and companies of which they have a direct or indirect interest, were indebted to the Bank directly or as guarantors in the aggregate amount of $2,109,000 and $2,258,000, respectively. New loans to related parties were $233,000 and repayments were $382,000 during 2001.


NOTE  4 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows ($000's):
                                           2001          2000
                                         --------      --------
     Land                                 $  870        $  870
     Buildings                             2,730           823
     Equipment                             1,871         1,296
     Leasehold improvements                   16            80
     Construction in process                   -         1,461
                                          ------        ------
         Total                             5,487         4,530
     Less - Accumulated depreciation       1,083           960
                                          ------        ------
         Premises and Equipment - Net     $4,404        $3,570
                                          ======        ======

Depreciation charged to income was $225,000 in 2001 and $143,000 in 2000.

NOTE  5 - CERTIFICATES OF DEPOSIT

Certificates of deposit and their remaining maturities are as follows
($000's):
                               Over      Less than
                            $100,000      $100,000      Total
                            --------      --------     -------
Year ending December 31,
          2002               $22,727        26,151      48,878
          2003                 1,137         2,808       3,945
          2004                     -           719         719
          2005                   529           499       1,028
          2006                     -            13          13
          Thereafter               -             -           -
                            --------     ---------     -------
                             $24,393        30,190      54,583
                            ========     =========     =======


NOTE  6 - LINE OF CREDIT

The Bank has a line of credit with the Federal Reserve Bank of Cleveland for borrowings up to $5,000,000. The line of credit is collateralized by certain residential real estate loans with an outstanding balance of approximately $4,265,000. The Bank also has an unsecured line of credit up to $2,000,000 with a regional bank for liquidity purposes. There were no borrowings at December 31, 2001 and 2000.


NOTE  7 - INCOME TAX

The provision for federal income tax consists of ($000's):
                                           2001          2000
                                           ----          ----
Income tax currently payable               $468          $593
Deferred income tax (benefit)                 4           (34)
                                           ----          ----
Provision for income taxes                 $472          $559
                                           ====          ====

The following is a reconciliation of the provision for federal income tax to the amount computed at the statutory rate of 34% ($000's):
                                           2001          2000
                                           ----          ----
Tax at statutory rate on income before
     income tax                            $467          $560
Miscellaneous                                 5            (1)
                                           ----          ----
Federal income tax applicable
    to income before income tax            $472          $559
                                           ====          ====

The Bank expects to realize all deferred tax assets and has not provided a valuation allowance related to the deferred tax assets.  Deferred taxes, included in other assets, consisted of the following at December 31 ($000's):
                                           2001          2000
                                           ----          ----
Deferred tax assets:
    Allowance for loan losses              $288          $261
    Loan origination fees                     1             1
                                           ----          ----
        Total deferred tax assets           289           262

Deferred tax liabilities:
    Depreciation                           (187)         (156)
                                           ----          ----
        Net deferred tax asset             $102          $106
                                           ====          ====


NOTE  8 - EMPLOYEE BENEFIT PLANS

The Bank maintains a savings and investment plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet certain eligibility requirements. Employees may contribute to the plan up to 20% of annual compensation. For every dollar an employee contributes (up to 4% of compensation), the Bank will contribute an amount equal to 50% of the employee's contribution. The plan also includes a profit-sharing feature. Annually, the Bank determines the amount of its contribution. The Bank made total contributions of $22,000 and $13,000 to the plan for the years ended December 31, 2001 and 2000, respectively.

NOTE  9 - LEASES

The Bank occupies a building under an operating lease agreement which expires in 2004. Estimated future minimum lease payments, including payments under one of the renewal options, are as follows:
           2002              $14,000
           2003               14,000
           2004               12,000

Total rent expense for all operating leases was $17,000 and $34,000 in the respective years ended in 2001 and 2000.

The Bank leases a portion of the Springboro building under an operating lease agreement expiring in 2007.  Future minimum rentals to be received under the agreement are as follows:
           2002             $ 65,000
           2003               68,000
           2004               70,000
           2005               73,000
           2006               75,000
           Thereafter         25,000
                            --------
                            $376,000
                            ========


NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. They involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Management evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by management, upon extension of credit is based on management's credit evaluation of the counter party. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing properties.

The Bank has commitments to extend credit and letters of credit aggregating $5,000,000 at December 31, 2001. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. No significant losses are anticipated as a result of these commitments.

Cash and cash equivalents at December 31, 2001, included cash and federal funds sold in excess of federally insured amounts at several financial institutions.

The Bank is party to various claims and proceedings arising in the normal course of business which, in the opinion of management, will not result in a material liability to the Bank.


NOTE 11 - RETAINED EARNINGS

The Company may generally pay dividends in amounts determined by the Board of Directors. Banking regulations limit the amount of dividends that may be paid by the Bank to its parent Corporation without prior approval of the Bank's regulatory agency. Retained earnings against which dividends may be charged are $1,549,000 plus the current periods retained income for periods following December 31, 2001. A dividend of $224,000 was declared in 2001 and is payable in 2002. The dividend is payable in shares of the Corporation's stock, or cash, at the shareholder's option.

A dividend of $215,000 was declared in 2000 and paid in 2001. Of the $215,000, $97,000 was paid in cash and $118,000 was paid in stock. The value of the stock was based on the fair market value at the dividend payable date or $18.50 per share after the effect of the stock split. As a result, 6,398 new shares of stock were issued.


NOTE 12 - REGULATORY MATTERS

Banks and holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The capital ratios of the consolidated Company are not materially different from those of CNB. Management believes, as of December 31, 2001, that CNB meets all capital adequacy requirements to which it is subject. In addition, minimum cash reserves of approximately $846,000 at December 31, 2001, and an average of approximately $751,000 during 2001 were required to be maintained.

As of December 31, 2001, the most recent notification from the Office of the Comptroller of the Currency categorized CNB as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table must be maintained. There are no conditions or events since that notification that management believes have changed the institution's classification.

The actual capital amounts ($000's) and ratios are also presented in the table.
<CAPTIOIN>
                                                             To Be Well
                                                          Capitalized Under
                                          For Capital     Prompt Corrective
                             Actual    Adequacy Purpose:  Action Provisions:
                        -------------  -----------------  ------------------
                        Amount    Ratio   Amount   Ratio      Amount   Ratio
                        ------   ------   ------   -----      ------   -----
As of December 31,  2001:
  Total Capital (to
   Risk Weighted
   Assets)             $10,437   15.64%  >5,346   >8.0%      >6,683   >10.0%

  Tier I Capital (to
   Risk Weighted
   Assets)             $ 9,602   14.39%  >2,673   >4.0%      >4,010   > 6.0%

  Tier I Capital (to
    Average Assets)    $ 9,602    8.60%  >4,449   >4.0%      >5,561   > 6.0%

As of December 31, 2000:
  Total Capital (to
   Risk Weighted
   Assets)             $ 9,692   14.50%  >5,345   >8.0%      >6,681   >10.0%

  Tier I Capital (to
   Risk Weighted
   Assets)             $ 8,857   13.30%  >2,672   >4.0%      >4,009   > 6.0%

  Tier I Capital (to
    Average Assets)    $ 8,857    8.30%  >4,247   >4.0%      >5,308   > 6.0%

NOTE 13 -  FAIR MARKET DISCLOSURES OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values for financial instruments as of
December 31 were as follows ($000's):
                                       2001                       2000
                                     --------                   --------
                              Carrying     Fair          Carrying     Fair
                               Amount      Value          Amount      Value
                               -------    -------         -------    -------
<s>                            <c>        <c>             <c>        <c.
Financial Assets:
   Cash and due from banks     $ 3,053    $ 3,053         $ 3,919    $ 3,919
   Federal funds sold            2,850      2,850           3,100      3,100
   Interest bearing deposits
       in banks                    100        100             199        199
   Securities held to maturity  25,593     26,274          20,819     20,957
   Loans, net                   72,598     75,356          73,249     72,547

Financial Liabilities:
   Time deposits                54,583     55,210          58,889     59,205
   Other deposits               44,311     44,311          36,606     36,606

The fair value of off-balance sheet financial instruments at December 31, 2001 and 2000, was not material.

Fair values of financial instruments are based on various assumptions, including the discount rate and estimates of future cash flows. Therefore, the fair values presented may not represent amounts that could be realized in actual transactions. In addition, because the required disclosures exclude certain financial instruments and all non-financial instruments, any aggregation of the fair value amounts presented would not represent the underlying value of the Bank. The following methods and assumptions were used to estimate the fair value of certain financial instruments:

Cash and cash equivalents.
The carrying amounts presented are deemed to approximate fair value.

Interest-bearing deposits in banks.
Fair value is estimated for these certificates of deposit by discounting the future cash flows at current rates.

Investment Securities.
Fair values are based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans.
Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits.
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.


NOTE 14 -  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Community National Corporation for the year ended December 31, 2001 (parent company only) follows (thousands):
                          CONDENSED BALANCE SHEET
            Assets:
                  Investment in subsidiary            $ 9,603
                  Other assets                            273
                                                      -------
            Total Assets                              $ 9,876
                                                      =======
            Liabilities:
                  Other liabilities                       224

            Shareholders' equity                        9,652
                                                      -------
            Total liabilities and shareholders equity  $9,876
                                                      =======

                       CONDENSED STATEMENT OF INCOME

  Dividends from subsidiary                          $    344
  Legal and professional fees                              71
                                                      -------
  Income before equity in undistributed
   income of subsidiary                                   273
  Equity in undistributed income of subsidiary            627
                                                      -------
                                                      $   900
                                                      =======

                     CONDENSED STATEMENT OF CASH FLOWS

  Cash flows from operating activities:
       Net income                                     $   900
       Equity in undistributed income of subsidiary      (627)
       Increase in other assets                          (273)
                                                      -------
           Net cash provided by operating activities        -

  Net change in cash:
       Cash at beginning of year                            -
                                                      -------
       Cash at end of year                            $     -
                                                      =======



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                  PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

THE BOARD OF DIRECTORS

The following table sets forth for each director of the Company as of
February 28, 2002, (a) the person's name, (b) age at December 31, 2001,
(c) the year first elected as a director of the Company or Bank and (d)
positions with the Company and the Bank, other than as a director, and principal occupation and business experience for the past five years.
                                DIRECTOR    POSITION WITH COMPANY; PRINCIPAL
NAME                     AGE     SINCE      OCCUPATION; BUSINESS EXPERIENCE
----                     ---    --------    --------------------------------
Donald G. Burns           71     1983       Chairman and Director; Retired
                                             Physician

Robert L. Campbell        68     1983       Retired (Henderson Turf Farm)

W. Leslie Earnhart        81     1983       Retired (Sand and gravel
                                             industry)

T.C. Garland              69     1983       Physician

James L. Gross            53     1997       Secretary; President, Gross
                                             Lumber Co.

Stanley E. Kolb           69     1983       Attorney

Paul J. Scheuermann       43     1994       President and Chief Executive
                                             Officer of the Company and the
                                             Bank


EXECUTIVE OFFICERS

The following table sets forth for each executive officer of the Company and the Bank as of February 28, 2002, (a) the person's name, (b) age at December
31, 2001, (c) the year first elected as an executive officer of the Company or Bank and (d) positions with the Company and the Bank.
                               YEAR FIRST   POSITION WITH COMPANY; PRINCIPAL
NAME                     AGE    ELECTED     OCCUPATION; BUSINESS EXPERIENCE
----                     ---   ----------   --------------------------------
Paul J. Scheuermann       43      1986      President and Chief Executive
                                             Officer of the Company and the
                                             Bank since 1994


Jay A. Lees               59      1989      Treasurer of the Company; Senior
                                             Vice President and Senior Loan
                                             Officer of the Bank

Gregory G. Eagan          42      2001      Vice President and Chief
                                             Financial Officer of the Bank

Stephen R. Harding        31      2000      Vice President, Branch Management
                                             and Technology

Nicholas Motto            53      1997      Vice President, Business
                                             Development Officer of the Bank


ITEM 10.  EXECUTIVE COMPENSATION

The information contained in the Company's definitive Proxy Statement on
Schedule 14A under the captions "COMPENSATION OF EXECUTIVE OFFICERS" and "BOARD OF DIRECTORS - MEETINGS AND COMMITTEES" is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the Company's definitive Proxy Statement on
Schedule 14A under the caption "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF" and "CERTAIN BENEFICIAL OWNERS" is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Company's definitive Proxy Statement on
Schedule 14A under the caption "CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS" is incorporated herein by reference.

                             PART IV


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(3.1) Articles of Incorporation of Community National Corporation are Incorporated herein by reference to the registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 6, 2001.

(3.2) Regulations of the registrant are incorporated by reference to the registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 6, 2001.

(21) Subsidiary of the registrant incorporated herein by reference to the registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 6, 2001.

Reports on Form 8-K:  None

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     COMMUNITY NATIONAL CORPORATION
                                     /s/ Paul J. Scheuermann
                              By:    -----------------------------------
                                     Paul J. Scheuermann
                                     President and Chief Executive Officer

                              Date:  March 19, 2002
                                     ---------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                               TITLE                       DATE
---------------------------      ---------             ---------------------

/s/ Donald G. Burns              Director              March 19, 2002
---------------------------                            ---------------------
Donald G. Burns


/s/ Robert L. Campbell           Director              March 19, 2002
---------------------------                            ---------------------
Robert L. Campbell


/s/ W. Leslie Earnhart           Director              March 19, 2002
---------------------------                            ---------------------
W. Leslie Earnhart


/s/ T.C. Garland                 Director              March 19, 2002
---------------------------                            ---------------------
T.C. Garland


/s/ James L. Gross               Director              March 19, 2002
---------------------------                            ---------------------
James L. Gross


/s/ Stanley E. Kolb              Director              March 19, 2002
---------------------------                            ---------------------
Stanley E. Kolb

/s/ Jay A. Lees                  Treasurer             March 19, 2002
---------------------------                            -------------------
Jay A. Lees


/s/ Paul J. Scheuermann          President, Chief      March 19, 2002
---------------------------        Executive Officer   -------------------
Paul J. Scheuermann                and Director

                               EXHIBIT INDEX


(a) Exhibits filed herewith or incorporated by reference are set forth in the following table prepared in accordance with item 601 of Regulation S-B.

    (3.1) Articles of Incorporation of Community National Corporation are Incorporated herein by reference to the registrant's
             Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 6, 2001.

    (3.2) By-laws of the registrant are incorporated by reference to the registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 6, 2001.

    (21) Subsidiary of the registrant incorporated herein by reference to the registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 6, 2001.