Form 10QSB
period 2002-03-31
COMMUNITY NATIONAL CORP /OH
filed 2002-05-14
CIK 1124184

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                FORM 10-QSB
(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 For the quarterly period ended March 31, 2002

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

                             Yes   X     No


The number of shares outstanding of the issuer's common stock, without par value, as of March 31, 2002, was 620,898 shares.

                        Community National Corporation

                                   INDEX


                                                                          Page
PART I.  FINANCIAL INFORMATION                                            ----

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets ........................1

              Condensed Consolidated Statements of Income ..................2

              Condensed Consolidated Statements of Cash Flows ..............3

              Notes to Condensed Consolidated Financial Statements .......4-7


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations .............8-11


     Item 3.  Quantitative and Qualitative Disclosures about Market Risks..12


Part II.  Other Information ...............................................13

                        Part I - Financial Information

Item 1.  Financial Statements

                          Community National Corporation
                       Condensed Consolidated Balance Sheets
                                   (thousands)
                                                  March 31,   December 31,
                                                    2002          2001
                                                (Unaudited)
ASSETS:
 Cash and due from banks                          $  3,597         3,053
 Federal funds sold                                  1,800         2,850
                                                  --------       -------
   Total cash and cash equivalents                   5,397         5,903
 Interest-bearing deposits in banks                    100           100
 U.S. Treasury securities, held-to-maturity         22,783        25,540
 Federal Reserve Bank stock, at cost                    53            53
 Loans, net of allowance for loan losses            76,636        72,598
 Premises and equipment, net                         4,362         4,404
 Other real estate owned                               360           360
 Other assets                                        1,036           993
                                                  --------       -------
     TOTAL ASSETS                                 $110,727       109,951
                                                  ========       =======

LIABILITIES:
 Deposits-
  Non-interest-bearing                            $ 11,239        11,353
  Interest-bearing                                  88,398        87,541
                                                  --------       -------
   Total deposits                                   99,637        98,894

 Accrued interest and other liabilities              1,085         1,405
                                                  --------       -------
     TOTAL LIABILITIES                             100,722       100,299
                                                  --------       -------
SHAREHOLDERS' EQUITY:
 Common stock-no par value, authorized
  1,500,000 shares; issued and outstanding
  620,898 shares at March 31, 2002 and
  613,072 shares at December 31, 2001                  776           766
 Surplus                                             1,108           996
 Retained earnings                                   8,121         7,890
                                                  --------       -------
      TOTAL SHAREHOLDERS' EQUITY                    10,005         9,652
                                                  --------       -------
TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                      $110,727       109,951
                                                  ========       =======

The accompanying notes to financial statements are an integral part of these statements.

                             Community National Corporation
                       Condensed Consolidated Statements of Income
                           (In thousands except per share data)
                                       (unaudited)

                                              Three Months Ended
                                                    March 31,
                                              ------------------
                                                2002       2001
INTEREST INCOME:
 Interest and fees on loans                    $1,544      1,653
 Interest on investment securities                318        364
                                                -----      -----
     TOTAL INTEREST INCOME                      1,862      2,017

INTEREST EXPENSE:
 Interest on deposits                            (769)    (1,175)
 Interest on borrowings                            (1)         -
                                                -----      -----
     TOTAL INTEREST EXPENSE                      (770)    (1,175)
                                                -----      -----
     NET INTEREST INCOME                        1,092        842

PROVISION FOR LOAN LOSSES                         (60)       (60)
                                                -----      -----
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                      1,032        782

TOTAL NON-INTEREST INCOME                         167        206

TOTAL NON-INTEREST EXPENSE                       (850)      (758)
                                                -----      -----
     INCOME BEFORE INCOME TAXES                   349        230

PROVISION FOR INCOME TAXES                       (117)       (73)
                                                -----      -----
     NET INCOME                                $  232        157
                                                =====      =====

Dividends declared per common share            $    -          -

Basic earnings per common share                $ 0.37       0.26

Average shares outstanding                    620,898    613,072

Per share data adjusted to reflect 2 for 1 stock split completed July 2, 2001.



The accompanying notes to financial statements are an integral part of these statements.

                         Community National Corporation
                Condensed Consolidated Statements of Cash Flows
                                  (thousands)
                                  (unaudited)
                                                         Three Months Ended
                                                               March 31,
                                                         ------------------
                                                            2002      2001
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $   232       157
 Adjustments -
  Depreciation and amortization                               59        28
  Provision for loan losses                                   60        60
  (Increase) in other assets                                 (43)     (126)
  Increase (decrease) interest payable                       (61)      306
  (Decrease) in accrued liabilities                          (36)      (96)
                                                          ------    ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES            211       329
                                                          ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturing investment securities              4,600       300
 Purchases of investment securities                       (1,832)     (304)
 Net increase in loans                                    (4,098)      143
 Purchases of premises and equipment                         (28)     (456)
                                                          ------    ------
NET CASH (USED IN) INVESTING ACTIVITIES                   (1,358)     (317)
                                                          ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in deposits                                      743     2,477
 Cash dividends paid                                        (102)      (96)
                                                          ------    ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    641     2,381
                                                          ------    ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS                (506)    2,393

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           5,903     7,019
                                                          ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 5,397     9,412
                                                          ======    ======
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $   831       869
 Income taxes paid                                            81        22



The accompanying notes to financial statements are an integral part of these statements.

                        Community National Corporation
               Notes to Condensed Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION
Effective July 2, 2001, The Community National Bank (Community National) was reorganized as a one-bank holding company, Community National Corporation
(CNC). Substantially all of the assets, liabilities and operations of CNC are attributable to its wholly owned subsidiary, Community National Bank.
The accompanying unaudited consolidated financial statements include the accounts of CNC and Community National Bank. The financial information prior to the reorganization consists of Community National. All inter-company transactions are eliminated in consolidation.

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

The condensed consolidated financial statements at March 31, 2002 and for the three-month period then ended have been reviewed by J.D. Cloud & Co., L.L.P., CNC's independent certified public accountants, whose report on their review of the financial statements is included in this report.

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

Results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in CNC's
December 31, 2001 Form 10-K filed with the Securities and Exchange Commission.

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

                          Community National Corporation
               Notes to Condensed Consolidated Financial Statements
                                   (Continued)

NOTE 3 - LOANS
Major classifications of loans are as follows (thousands):

                                               March 31,   December 31,
                                                 2002          2001
                                               --------     -----------
Mortgage loans on real estate:
  Real estate - mortgage                       $33,237        $32,779
  Commercial                                    33,276         28,771
  Construction                                   2,574          3,439
                                                ------         ------
       Total                                    69,087         64,989

Commercial loans                                 3,844          4,112
Installment loans                                4,635          4,452
                                                ------         ------
                                                77,566         73,553
Deferred net origination costs                      (3)            (3)
Allowance for loan losses                         (927)          (952)
                                                ------         ------
    Loans - net                                $76,636         72,598
                                                ======         ======

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,531,000 and $637,000 at March 31, 2002 and December 31, 2001,
respectively.


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

CNC uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2002 and December 31, 2001 were $6,146,000 and $5,000,000, respectively.

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

                          Community National Corporation
               Notes to Condensed Consolidated Financial Statements
                                   (Continued)


NOTE 5 - DIVIDENDS
CNC declared a dividend of $.365 per share in December, 2001, payable in January, 2002. Shareholders could elect to receive cash or shares of stock with fractional shares paid in cash. Total cash dividends were $101,450 and dividends paid with shares of stock were $122,320 for 7,826 shares.

                  INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Shareholders and Board of Directors
Community National Corporation


We have reviewed the accompanying condensed consolidated balance sheet of Community National Corporation and Subsidiary as of March 31, 2002, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with U.S. generally accepted auditing standards, the balance sheet of Community National Bank as of December 31, 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 11, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                          /s/ J.D. Cloud & Co. L.L.P.
                                          ----------------------------
                                          J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio
May 8, 2002

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

RESULTS OF OPERATIONS

CNC earned $232,000, or $0.37 per share, for the three months ended
March 31, 2002 compared to $157,000, or $0.26 per share, for the three months ended March 31, 2001. The increase in 2002 from 2001 is primarily due to improved net interest margin as interest rates on deposits decreased at a faster rate than interest rates on loans and investments during 2001.

Net interest income for the three months ended March 31, 2002 increased $250,000, or 29.7% from the comparable period in 2001. The increase in net interest income was primarily due to an increase in interest-earning assets.

While the average yield on interest-earning assets declined during the three months ended March 31, 2002, this was offset by the increase in the daily average balances for loans and securities. The decline in the yield of interest-earning assets was due to the continuing effect of the decreasing market rates throughout 2001 and the subsequent scheduled and unscheduled re-pricing of assets during the first quarter, 2002.

The declining market rates throughout 2001 also created the decrease in the cost for interest-bearing liabilities. In addition to lower rates on savings and NOW/MMDA deposits, the cost of time deposits also decreased as maturing accounts were reinvested in lower cost accounts.

Net interest margin increased from 3.34% in the first quarter of 2001 to 4.16% in the first quarter of 2002. This was due to a decline in the cost of interest-bearing liabilities resulting from lower market rates in all deposit categories and also from the replacement of higher cost time deposits with lower cost savings deposits. The decline in the yield on average interest-earning assets is due to lower yields in all earning asset categories due to lower market rates.

Average interest-earning assets increased $2.7 million to $101.8 million for the first quarter of 2002, from the same period in 2001. The increase was primarily attributable to increases in loans and securities. Interest-earning assets were restructured to move funds from the lower yielding federal funds sold to the higher yielding loans and securities. Average interest-bearing liabilities totaled $88 million for the first quarter of 2002, up $4.1 million from the same period in 2001. The increase was attributable to an increase in average savings, NOW and money market accounts. Time certificates decreased $4 million for the first quarter 2002 compared to the comparable period in 2001.

                          Community National Corporation



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

MARCH 31, 2002 VS. DECEMBER 31, 2001.
Total average assets remained at $109.8 million for the first quarter, 2002, consistent with the fourth quarter, 2001. Average securities and average loans increased a total of $4.5 million, being funded from the lower yielding federal funds sold. Growth in the investment portfolio has been in United States Treasury obligations. Growth in the loan portfolio has been primarily due to growth in loans secured by real estate, both commercial and residential.

Average interest-bearing deposits for the first quarter, 2002 were $1.5 million more than for the fourth quarter, 2001. The first quarter increase occurred in the average balance of savings and NOW/MMDA deposits. The average balance for time deposits declined $3.3 million during the quarter. However, the decline was more than offset by the increase in the lower cost deposits.

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. The total loan loss provision and the other changes in the allowance for loan losses are shown below.

                                                Three Months Ended
                                                    March 31,
                                                 2002      2001
                                                  (thousands)
Balance, beginning of period                     $ 952      897
                                                 -----      ---
Charge-offs                                         86       26
Recoveries                                           1        4
                                                 -----      ---
Net charge-offs                                     85       22
                                                 -----      ---
Provision for loan losses                           60       60
                                                 -----      ---
Balance, end of period                           $ 927      935
                                                 =====      ===

                         Community National Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Charge-offs during 2002 and 2001 are attributable primarily to 1-4 family residential property and consumer loans.

The following table sets forth information regarding the past due, non-accrual and renegotiated loans of the Bank at the dates indicated:

                                       March 31,       December 31,
                                         2002             2001
                                       --------        -----------
                                              (thousands)
Loan accounted for on
 non-accrual basis                      $1,531           $  637
Accruing loans that are
 past due 90 days or more                  434              745
                                         -----            -----
   Total                                $1,965           $1,382
                                         =====            =====

Accruing loans which are past due 90 days or more at March 31, 2002 and December 31, 2001 consist primarily of installment loans, loans secured by 1-4 family residential property, and loans secured by commercial real estate.

NON-INTEREST INCOME
Total non-interest income decreased $39,000 or 18.9% during the first quarter of 2002 compared to the first quarter of 2001. The decline was primarily due slower activity in the secondary market loan program, resulting in less fees.

NON-INTEREST EXPENSE
Total non-interest expense increased $92,000 or 12.1% in the first quarter 2002 compared with the first quarter, 2001, primarily due to increased operational expenses for updated facilities and data processing. Salaries and employee benefits increased due to regular salary increases and additional staffing needs.

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

                                             At                At
                                          March 31,        December 31,
                                            2002              2001
                                          ---------        ------------
Total risk-based                            15.2%             15.6%
Tier I risk-based                           13.9%             14.3%
Leverage                                     9.0%              8.6%

LIQUIDITY
Liquidity is the ability to have funds available at all times to meet the commitments of Community National. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets included cash and deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the bank's trade area. Community National solicits brokered deposits as a funding source to match against funding for interest rate risk purposes. Total brokered deposits as of March 31, 2002 were $8,284,000. The liquidity of Community National is enhanced by the fact that 70% of total deposits at March 31, 2002 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

At March 31, 2002, Community National's liquid assets amounted to $5.5 million or 5.0% of total gross assets, compared to $6 million or 5.5% at December 31, 2001. Secondary sources of liquidity include Community National's ability to sell loan participations, borrow funds from the Federal Reserve and purchase federal funds. Management closely monitors the level of liquid assets available to meet ongoing funding needs. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Community National experienced no liquidity or operational problems as a result of the current liquidity levels.

                       Community National Corporation



Item 3.  Quantitative and Qualitative Disclosures about Market Risks

QUANTITATIVE AND QUALITATIVE DISLCOSURES ABOUT MARKET RISKS
For a discussion of CNC's asset and liability management policies and gap analysis for the year ended December 31, 2001, see Quantitative and Qualitative Disclosures about Market Risks, in CNC's Form 10-K for the year ended December 31, 2001. There have been no material changes in CNC's market risks, which for CNC is primarily interest rate risk.

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

Item 3. Defaults by the Company on its Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits

              Exhibit 15 - Letter on Unaudited Interim Financial Information

                 Included in Part I, Item 1 of this Form 10-QSB, page 7.

        b. No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Community National Corporation
                                 Registrant


Date:  May 14, 2002              /s/Paul J. Scheuermann
                                 ------------------------------------------
                                 Paul J. Scheuermann, President



Date:  May 14, 2002              /s/Gregory G. Eagan
                                 ------------------------------------------
                                 Gregory G. Eagan, Chief Financial Officer,
                                 Community National Bank, subsidiary of
                                 Community National Corporation