Form 10QSB
period 2002-06-30
COMMUNITY NATIONAL CORP /OH
filed 2002-08-14
CIK 1124184

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                FORM 10-QSB
(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 For the quarterly period ended June 30, 2002

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

                             Yes   X     No


The number of shares outstanding of the issuer's common stock, without par value, as of June 30, 2002, was 620,898 shares.

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

              Notes to Condensed Consolidated Financial Statements .......4-7


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations .............8-11


     Item 3.  Quantitative and Qualitative Disclosures about Market Risks..12


Part II.  Other Information ...............................................13

                        Part I - Financial Information

Item 1.  Financial Statements

                          Community National Corporation
                       Condensed Consolidated Balance Sheets
                                   (thousands)
                                                  June 30,    December 31,
                                                    2002          2001
                                                (Unaudited)
ASSETS:
 Cash and due from banks                          $  3,229         3,053
 Federal funds sold                                    650         2,850
                                                  --------       -------
   Total cash and cash equivalents                   3,879         5,903
 Interest-bearing deposits in banks                    100           100
 U.S. Treasury securities, held-to-maturity         23,835        25,540
 Federal Reserve Bank stock, at cost                    53            53
 Loans, net of allowance for loan losses            78,028        72,598
 Premises and equipment, net                         4,378         4,404
 Other real estate owned                               444           360
 Other assets                                        1,115           993
                                                  --------       -------
     TOTAL ASSETS                                 $111,832       109,951
                                                  ========       =======

LIABILITIES:
 Deposits-
  Non-interest-bearing                            $ 11,739        11,353
  Interest-bearing                                  89,225        87,541
                                                  --------       -------
   Total deposits                                  100,964        98,894

 Accrued interest and other liabilities                646         1,405
                                                  --------       -------
     TOTAL LIABILITIES                             101,610       100,299
                                                  --------       -------
SHAREHOLDERS' EQUITY:
 Common stock-no par value, authorized
  1,500,000 shares; issued and outstanding
  620,898 shares at June 30, 2002 and
  613,072 shares at December 31, 2001                  776           766
 Surplus                                             1,108           996
 Retained earnings                                   8,338         7,890
                                                  --------       -------
      TOTAL SHAREHOLDERS' EQUITY                    10,222         9,652
                                                  --------       -------
TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                      $111,832       109,951
                                                  ========       =======


The accompanying notes to financial statements are an integral part of these statements.

                             Community National Corporation
                       Condensed Consolidated Statements of Income
                           (In thousands except per share data)
                                       (unaudited)

                                     Three Months Ended     Six Months Ended
                                           June 30,             June 30,
                                     ------------------     -----------------
                                       2002       2001       2002       2001
INTEREST INCOME:
 Interest and fees on loans           $1,544      1,619      3,088      3,272
 Interest on investment securities       310        401        628        765
                                       -----      -----      -----      -----
     TOTAL INTEREST INCOME             1,854      2,020      3,716      4,037

INTEREST EXPENSE:
 Interest on deposits                   (748)    (1,146)    (1,517)    (2,321)
 Interest on borrowings                    -          -         (1)         -
                                       -----      -----      -----      -----
     TOTAL INTEREST EXPENSE             (748)    (1,146)    (1,518)    (2,321)
                                       -----      -----      -----      -----
     NET INTEREST INCOME               1,106        874      2,198      1,716

PROVISION FOR LOAN LOSSES                  -        (60)       (60)      (120)
                                       -----      -----      -----      -----
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES             1,106        814      2,138      1,596

TOTAL NON-INTEREST INCOME                167        224        334        430

TOTAL NON-INTEREST EXPENSE              (943)      (776)    (1,793)    (1,534)
                                       -----      -----      -----      -----
     INCOME BEFORE INCOME TAXES          330        262        679        492

PROVISION FOR INCOME TAXES              (114)       (95)      (231)      (168)
                                       -----      -----      -----      -----
     NET INCOME                       $  216        167        448        324
                                       =====      =====      =====      =====

Dividends declared per common share   $    -          -          -          -

Basic earnings per common share       $ 0.35       0.27       0.72       0.53

Average shares outstanding           620,898    613,072    620,898    613,072


Per share data adjusted to reflect 2 for 1 stock split completed July 2, 2001.


The accompanying notes to financial statements are an integral part of these statements.

                                   -2-

                        Community National Corporation
                Condensed Consolidated Statements of Cash Flows
                                  (thousands)
                                  (unaudited)
                                                     Six Months Ended
                                                          June 30,
                                                    ------------------
                                                        2002      2001
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $   448       324
 Adjustments -
  Depreciation and amortization                          199      (103)
  Provision for loan losses                               60       120
  (Increase) in other assets                            (122)     (102)
  Increase (decrease) interest payable                  (480)        2
  (Decrease) in accrued liabilities                      (55)     (146)
                                                      ------    ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 50        95
                                                      ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturing investment securities          7,345     9,199
 Purchases of investment securities                   (5,698)   (9,104)
 Net increase in loans                                (5,574)   (1,007)
 Purchases of premises and equipment                    (115)     (758)
                                                      ------    ------
NET CASH (USED IN) INVESTING ACTIVITIES               (4,042)   (1,670)
                                                      ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in deposits                                2,070     6,597
 Cash dividends paid                                    (102)      (96)
                                                      ------    ------
NET CASH PROVIDED BY FINANCING ACTIVITIES              1,968     6,501
                                                      ------    ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS          (2,024)    4,926

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       5,903     7,019
                                                      ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 3,879    11,945
                                                      ======    ======
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                       $ 1,998     2,319
 Income taxes paid                                       166       179



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

The condensed consolidated financial statements at June 30, 2002 and for the three-month period and six-month period then ended have been reviewed by J.D. Cloud & Co., L.L.P., CNC's independent certified public accountants, whose report on their review of the financial statements is included in this report.

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

Results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in CNC's
December 31, 2001 Form 10-K filed with the Securities and Exchange Commission.

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

                          Community National Corporation
               Notes to Condensed Consolidated Financial Statements
                                   (Continued)

NOTE 3 - LOANS
Major classifications of loans are as follows (thousands):

                                               June 30,    December 31,
                                                 2002          2001
                                               --------     -----------
Mortgage loans on real estate:
  Real estate - mortgage                       $35,461        $32,779
  Commercial                                    32,778         28,771
  Construction                                   2,582          3,439
                                                ------         ------
       Total                                    70,821         64,989

Commercial loans                                 3,381          4,112
Installment loans                                4,670          4,452
                                                ------         ------
                                                78,872         73,553
Deferred net origination costs                      (3)            (3)
Allowance for loan losses                         (841)          (952)
                                                ------         ------
    Loans - net                                $78,028         72,598
                                                ======         ======

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,331,000 and $637,000 at June 30, 2002 and December 31, 2001,
respectively.


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

CNC uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2002 and December 31, 2001 were $6,347,000 and $5,000,000, respectively.

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

                  INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Shareholders and Board of Directors
Community National Corporation


We have reviewed the accompanying condensed consolidated balance sheet of Community National Corporation and Subsidiary as of June 30, 2002, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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




                                          ----------------------------
                                          J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio
August 12, 2002

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

RESULTS OF OPERATIONS

JUNE 30, 2002 VS. JUNE 30, 2001
CNC earned $216,000, or $0.35 per share, for the three months ended June 30, 2002 compared to $167,000, or $0.27 per share, for the three months ended June 30, 2001. CNC earned $448,000, or $0.72 per share, during the six months ended June 30, 2002 compared to $324,000, or $0.53 per share, for the six months ended June 30, 2001. The increases in 2002 from 2001 are primarily due to improved net interest margin as interest rates on deposits decreased at a faster rate than interest rates on loans and investments.

Net interest income for the six months ended June 30, 2002 increased $482,000, or 28.1%, from the comparable period in 2001. The increase in net interest income was due to total interest income decreasing $321,000 and total interest expense decreasing $803,000.

The average yield on interest-earning assets declined during the six-month period ended June 30, 2002 as compared to the six-month period ended June 30, 2001; however, this was partially offset by an increase in the daily average balances for loans and securities. The decline in the yield of interest-earning assets was due to the continuing effect of the decreasing market rates throughout 2001 and the subsequent scheduled and unscheduled re-pricing of assets during the second quarter, 2002.

The declining market rates also created the decrease in the cost for interest-bearing liabilities. In addition to lower rates on savings and NOW/MMDA deposits, the cost of time deposits also decreased as maturing accounts were reinvested in lower cost accounts.

Net interest income for the three months ended June 30, 2002 increased $232,000, or 26.5%, from the comparable period in 2001.

Net interest margin increased from 3.33% at the end of the second quarter of 2001 to 4.11% at the end of the second quarter of 2002. This was due to a decline in the cost of interest-bearing liabilities resulting from lower market rates in all deposit categories and also from the replacement of higher cost time deposits with lower cost savings and checking deposits. The decline in the yield on average interest-earning assets was due to lower yields in all earning asset categories because of lower market rates. The net interest margin was 4.16% for the first quarter of 2002.

                         Community National Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average interest-earning assets increased $2.4 million, to a balance of $103.6 million, at June 30, 2002 from the same period in 2001. The increase was primarily attributable to increases in loans and securities. Interest-earning assets were restructured to move funds from the lower yielding federal funds sold to the higher yielding loans and securities.

Average interest-bearing liabilities totaled $90 million for the second quarter of 2002, representing a $3.9 million increase over the same period in 2001. The increase was attributable to an increase in average savings, NOW and money market accounts. Time certificates decreased $5 million for the second quarter 2002 compared to the comparable period in 2001.

JUNE 30, 2002 VS. MARCH 31, 2002
Total average assets increased to $111.7 million for the second quarter, 2002, an increase of $1.8 million over the first quarter of 2002. Average loans increased $1.2 million with average securities decreasing $1 million. Growth in the loan portfolio has been primarily due to growth in loans secured by real estate, both commercial and residential.

Average interest-bearing deposits for the second quarter, 2002 were $1.5 million more than for the first quarter, 2002. The second quarter increase occurred in the average balance of savings and NOW/MMDA deposits.

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. The total loan loss provision and the other changes in the allowance for loan losses are shown below.

                                                Six Months Ended

                                                     June 30,
                                                 2002      2001
                                                  (thousands)

Balance, beginning of period                     $ 952      897
                                                 -----      ---
Charge-offs                                        178       84
Recoveries                                           7        6
                                                 -----      ---
Net charge-offs                                    171       78
Provision for loan losses                           60      120
                                                 -----      ---
Balance, end of period                           $ 841      939
                                                 =====      ===

                         Community National Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Charge-offs during 2002 and 2001 were distributed between 1-4 family residential property, consumer loans and commercial loans.

The following table sets forth information regarding the past due, non-accrual and renegotiated loans of the Bank at the dates indicated:

                                       June 30,        December 31,

                                         2002             2001
                                       --------        -----------
                                              (thousands)
Loan accounted for on
 non-accrual basis                      $1,331           $  637
Accruing loans that are
 past due 90 days or more                  301              745
                                         -----            -----
   Total                                $1,632           $1,382
                                         =====            =====


Accruing loans which are past due 90 days or more at June 30, 2002 and December 31, 2001 consist primarily of installment loans, loans secured by 1-4 family residential property, and loans secured by commercial real estate.

NON-INTEREST INCOME
Total non-interest income decreased $57,000 or 25.4% during the second quarter of 2002 compared to the second quarter of 2001 and decreased $96,000 or 22.3% for the six months ended 2002. The decline was primarily due to slower activity in the secondary market loan program, resulting in less fees.

NON-INTEREST EXPENSE
Total non-interest expense increased $167,000 or 21.5% in the second quarter 2002 compared with the second quarter, 2001 and $259,000 or 16.99% for the six months ended 2002. The increase was due to the bank recognizing losses on the sale of other real estate owned. Salaries, employee benefits and administrative fees increased due to regular salary increases and additional staffing needs. Additionally, expenses were incurred in 2002 for the holding company, which did not occur in 2001.

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

                                             At                At
                                          June 30,         December 31,
                                            2002              2001
                                          ---------        ------------
Total risk-based                            15.4%             15.6%
Tier I risk-based                           14.2%             14.3%
Leverage                                     8.9%              8.6%



LIQUIDITY
Liquidity is the ability to have funds available at all times to meet the commitments of Community National. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets included cash and deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the bank's trade area. Community National solicits brokered deposits as a funding source to match against funding for interest rate risk purposes. Total brokered deposits as of June 30, 2002 were $8,291,000. The liquidity of Community National is enhanced by the fact that 65% of total deposits at June 30, 2002 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

At June 30, 2002, Community National's liquid assets amounted to $3.9 million or 3.4% of total gross assets, compared to $6 million or 5.5% at December 31, 2001. Secondary sources of liquidity include Community National's ability to sell loan participations, borrow funds from the Federal Reserve and purchase federal funds. Management closely monitors the level of liquid assets available to meet ongoing funding needs. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Community National experienced no liquidity or operational problems as a result of the current liquidity levels.

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

Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits

              Exhibit 15 - Letter on Unaudited Interim Financial Information

                 Included in Part I, Item 1 of this Form 10-QSB, page 7.

              Exhibit 99.1 - Officers' Certification


No reports on Form 8-K were filed during the quarter ended
              June 30, 2002.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Community National Corporation
                                 Registrant


Date:  August 14, 2002           /s/Paul J. Scheuermann
                                 ------------------------------------------
                                 Paul J. Scheuermann, President



Date:  August 14, 2002           /s/Gregory G. Eagan
                                 ------------------------------------------
                                 Gregory G. Eagan, Chief Financial Officer,
                                 Community National Bank, subsidiary of
                                 Community National Corporation