Form 10QSB
period 2002-09-30
COMMUNITY NATIONAL CORP /OH
filed 2002-11-15
CIK 1124184

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                FORM 10-QSB
(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 For the quarterly period ended September 30, 2002

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

                             Yes   X     No


The number of shares outstanding of the issuer's common stock, without par value, as of September 30, 2002, was 620,898 shares.

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


     Item 3.  Controls and Procedures......................................12


Part II.  Other Information ...............................................13

                        Part I - Financial Information

Item 1.  Financial Statements

                          Community National Corporation
                       Condensed Consolidated Balance Sheets
                                   (thousands)
                                               September 30,   December 31,
                                                    2002           2001
                                                (Unaudited)
ASSETS:
 Cash and due from banks                          $  3,366         3,053
 Federal funds sold                                  8,450         2,850
                                                  --------       -------
   Total cash and cash equivalents                  11,816         5,903
 Interest-bearing deposits in banks                    100           100
 U.S. Treasury securities, held-to-maturity         23,883        25,540
 Federal Reserve Bank stock, at cost                    53            53
 Loans, net of allowance for loan losses            78,358        72,598
 Premises and equipment, net                         4,360         4,404
 Other real estate owned                               434           360
 Other assets                                        1,062           993
                                                  --------       -------
     TOTAL ASSETS                                 $120,066       109,951
                                                  ========       =======

LIABILITIES:
 Deposits-
  Non-interest-bearing                            $ 12,268        11,353
  Interest-bearing                                  96,503        87,541
                                                  --------       -------
   Total deposits                                  108,771        98,894

 Accrued interest and other liabilities                740         1,405
                                                  --------       -------
     TOTAL LIABILITIES                             109,511       100,299
                                                  --------       -------
Commitments and contingencies                            -             -

SHAREHOLDERS' EQUITY:
 Common stock-no par value, authorized
  1,500,000 shares; issued and outstanding
  620,898 shares at September 30, 2002 and
  613,072 shares at December 31, 2001                  776           766
 Surplus                                             1,108           996
 Retained earnings                                   8,671         7,890
                                                  --------       -------
      TOTAL SHAREHOLDERS' EQUITY                    10,555         9,652
                                                  --------       -------
TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                      $120,066       109,951
                                                  ========       =======


The accompanying notes to financial statements are an integral part of these statements.

                             Community National Corporation
                       Condensed Consolidated Statements of Income
                           (In thousands except per share data)
                                       (unaudited)

                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                     ------------------     -----------------
                                       2002       2001       2002       2001
INTEREST INCOME:
 Interest and fees on loans           $1,558      1,636      4,646      4,908
 Interest on investment securities       275        358        903      1,122
                                       -----      -----      -----      -----
     TOTAL INTEREST INCOME             1,833      1,994      5,549      6,030

INTEREST EXPENSE:
 Interest on deposits                   (684)      (991)    (2,201)    (3,312)
 Interest on borrowings                   (1)         -         (2)         -
                                       -----      -----      -----      -----
     TOTAL INTEREST EXPENSE             (685)      (991)    (2,203)    (3,312)
                                       -----      -----      -----      -----
     NET INTEREST INCOME               1,148      1,003      3,346      2,718

PROVISION FOR LOAN LOSSES                (70)       (60)      (130)      (180)
                                       -----      -----      -----      -----
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES             1,078        943      3,216      2,538

TOTAL NON-INTEREST INCOME                198        211        532        658

TOTAL NON-INTEREST EXPENSE              (774)      (776)    (2,567)    (2,329)
                                       -----      -----      -----      -----
     INCOME BEFORE INCOME TAXES          502        378      1,181        867

PROVISION FOR INCOME TAXES              (169)      (133)      (400)      (299)
                                       -----      -----      -----      -----
     NET INCOME                       $  333        245        781        568
                                       =====      =====      =====      =====

Dividends declared per common share   $    -          -          -          -

Basic earnings per common share       $ 0.54       0.40       1.26       0.93

Average shares outstanding           620,898    613,072    620,898    613,072





The accompanying notes to financial statements are an integral part of these statements.

                                   -2-

                        Community National Corporation
                Condensed Consolidated Statements of Cash Flows
                                  (thousands)
                                  (unaudited)
                                                    Nine Months Ended
                                                      September 30,
                                                    ------------------
                                                        2002      2001
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $   781       568
 Adjustments -
  Depreciation and amortization                          293        31
  Provision for loan losses                              130       180
  Loss on the sale of other real estate owned             50         -
  (Increase) in other assets                             (69)      (37)
  (Decrease) in interest payable                        (503)     (293)
  Increase (decrease) in accrued liabilities              62       (20)
                                                      ------    ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                744       429
                                                      ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturing investment securities         13,778     9,199
 Purchases of investment securities                  (12,203)  (13,704)
 Net (increase) in loans                              (6,175)     (454)
 Proceeds from the sale of other real estate
  owned                                                  161         -
 Purchases of premises and equipment                    (167)     (903)
                                                      ------    ------
NET CASH (USED IN) INVESTING ACTIVITIES               (4,606)   (5,862)
                                                      ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in deposits                                9,877     5,813
 Cash dividends paid                                    (102)      (96)
                                                      ------    ------
NET CASH PROVIDED BY FINANCING ACTIVITIES              9,775     5,717
                                                      ------    ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS           5,913       284

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       5,903     7,019
                                                      ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $11,816     7,303
                                                      ======    ======
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                       $ 2,706     3,605
 Income taxes paid                                       385       170



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

The President of CNC and its chief financial officer have evaluated the effectiveness of disclosure controls as defined in Exchange Act Rules 13a-14 and 15d-14 and has found the controls to be effective.

The condensed consolidated financial statements at September 30, 2002 and for the three-month period and nine-month period then ended have been reviewed by J.D. Cloud & Co., L.L.P., CNC's independent certified public accountants, whose report on their review of the financial statements is included in this report.

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

Results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in CNC's
December 31, 2001 Form 10-K filed with the Securities and Exchange Commission.

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

                          Community National Corporation
               Notes to Condensed Consolidated Financial Statements
                                   (Continued)

NOTE 3 - LOANS
Major classifications of loans are as follows (thousands):

                                            September 30,   December 31,
                                                2002           2001
                                            -------------  ------------
Mortgage loans on real estate:
  Real estate - mortgage                       $35,839        $32,779
  Commercial                                    33,670         28,771
  Construction                                   1,834          3,439
                                                ------         ------
       Total                                    71,343         64,989

Commercial loans                                 3,398          4,112
Installment loans                                4,437          4,452
                                                ------         ------
                                                79,178         73,553
Deferred net origination costs                      (4)            (3)
Allowance for loan losses                         (816)          (952)
                                                ------         ------
    Loans - net                                $78,358         72,598
                                                ======         ======

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,532,000 and $637,000 at September 30, 2002 and December 31, 2001, respectively.


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

CNC uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2002 and December 31, 2001 were $7,062,000 and $5,000,000, respectively.

CNC has been named as a defendant in a suit, filed September 27, 2002, in the Court of Common Pleas, Montgomery County, Ohio demanding payment for storage of equipment owned by a Community National Bank borrower. Community National Bank has a lien against the equipment as security for its loan. The plaintiff, Sanlin Properties, has demanded compensatory damages of $70,000 and punitive damages of $1,000,000. Management cannot estimate the outcome of this litigation but feels the suit is without merit and intends to vigorously defend itself against this action.

                          Community National Corporation
               Notes to Condensed Consolidated Financial Statements
                                   (Continued)


NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES (continued)
CNC and its subsidiaries are parties to various other claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated financial position or results of operations.


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

                  INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Shareholders and Board of Directors
Community National Corporation


We have reviewed the accompanying condensed consolidated balance sheet of Community National Corporation and Subsidiary as of September 30, 2002, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with U.S. generally accepted auditing standards, the balance sheet of Community National Corporation and Subsidiary as of December 31, 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 11, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                          /s/J.D. Cloud & Co. L.L.P.
                                          ----------------------------
                                          J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio
November 4, 2002

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

RESULTS OF OPERATIONS

SEPTEMBER 30, 2002 VS. SEPTEMBER 30, 2001
CNC earned $333,000, or $0.53 per share, for the three months ended
September 30, 2002 compared to $245,000, or $0.40 per share, for the three months ended September 30, 2001. CNC earned $781,000, or $1.26 per share, during the nine months ended September 30, 2002 compared to $568,000, or $0.93 per share, for the nine months ended September 30, 2001. The increases in 2002 from 2001 are primarily due to improved net interest margin as interest rates on deposits decreased at a faster rate than interest rates on loans and investments.

Net interest income for the nine months ended September 30, 2002 increased $628,000, or 23.1%, from the comparable period in 2001. The increase in net interest income was due to total interest income decreasing $481,000 and total interest expense decreasing $1,109,000.

The average yield on interest-earning assets declined during the nine-month period ended September 30, 2002 as compared to the nine-month period ended September 30, 2001; however, this was partially offset by an increase in the daily average balances for loans and securities. The decline in the yield of interest-earning assets was due to the continuing effect of the decreasing market rates throughout 2001 and the subsequent scheduled and unscheduled re-pricing of assets during the third quarter, 2002.

The declining market rates also created the decrease in the cost for interest-bearing liabilities. In addition to lower rates on savings and NOW/MMDA deposits, the cost of time deposits also decreased as maturing accounts were reinvested in lower cost accounts.

Net interest income for the three months ended September 30, 2002 increased $145,000, or 14.5%, from the comparable period in 2001.

Net interest margin increased from 3.50% in the third quarter of 2001 to 4.15% in the third quarter of 2002. This was due to a decline in the cost of interest-bearing liabilities resulting from lower market rates in all deposit categories and also from the replacement of higher cost time deposits with lower cost savings and checking deposits. The decline in the yield on average interest-earning assets was due to lower yields in all earning asset categories because of lower market rates. The net interest margin was 4.16% for the first quarter of 2002 and 4.11% for the second quarter of 2002.

                         Community National Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average interest-earning assets increased $2.7 million, to a balance of $104.5 million, at September 30, 2002 from September 30, 2001. The increase was primarily attributable to increases in loans and securities. Interest-earning assets were restructured to move funds from the lower yielding federal funds sold to the higher yielding loans and securities.

Average interest-bearing liabilities totaled $90 million for the third quarter of 2002, representing a $4.1 million increase over the same period in 2001. The increase was attributable to an increase in average savings, NOW and money market accounts. Time certificates decreased $4.7 million for the third quarter 2002 compared to the comparable period in 2001.

SEPTEMBER 30, 2002 VS. JUNE 30, 2002
Total average assets increased to $112.7 million for the third quarter, 2002, an increase of $1 million over the second quarter of 2002 resulting from an increase in average loans of $1 million. Growth in the loan portfolio has been primarily due to growth in loans secured by real estate, both commercial and residential.

Average interest-bearing deposits for the third quarter, 2002 were $0.6 million more than for the second quarter, 2002, with little change in any sector of the deposit portfolio.

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. The total loan loss provision and the other changes in the allowance for loan losses are shown below.

                                               Nine Months Ended
                                                  September 30,
                                                 2002       2001
                                                   (thousands)
Balance, beginning of period                     $ 952       897
                                                 -----       ---
Charge-offs                                        281        95
Recoveries                                          15        18
                                                 -----       ---
Net charge-offs                                    266        77
Provision for loan losses                          130       180
                                                 -----     -----
Balance, end of period                           $ 816     1,000
                                                 =====     =====

                         Community National Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Charge-offs during 2002 and 2001 were distributed between 1-4 family residential property, consumer loans and commercial loans.

The following table sets forth information regarding the past due, non-accrual and renegotiated loans of the Bank at the dates indicated:

                                     September 30,     December 31,
                                         2002             2001
                                     ------------      -----------
                                              (thousands)
Loan accounted for on
 non-accrual basis                      $1,532           $  637
Accruing loans that are
 past due 90 days or more                  119              745
                                         -----            -----
   Total                                $1,651           $1,382
                                         =====            =====


Loans accounted for on non-accrual basis primarily consist of loans secured by real estate. One loan for $118,000 was on non-accrual status at December 31, 2001.

Accruing loans which are past due 90 days or more at September 30, 2002 and December 31, 2001 consist primarily of installment loans, loans secured by 1-4 family residential property, and loans secured by commercial real estate.

NON-INTEREST INCOME
Total non-interest income decreased $13,000 or 6.2% during the third quarter of 2002 compared to the third quarter of 2001 and decreased $126,000 or 19.2% for the nine months ended 2002. The decline was primarily due to slower activity in the secondary market loan program, resulting in less fees.

NON-INTEREST EXPENSE
With a decrease of 0.3%, total non-interest expense remained relatively the same in the third quarter of 2002 as compared to the third quarter of 2001. Non-interest expense increased $238,000 or 10.2% for the nine months ended 2002 as compared to the nine months ended 2001. The increase was due to the bank recognizing losses on the sale of other real estate owned. Salaries, employee benefits and administrative fees increased due to regular salary increases and additional staffing needs. Additionally, expenses were incurred in 2002 for the holding company, which did not occur in 2001.

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

                                             At                At
                                       September 30,       December 31,
                                            2002              2001
                                       ------------        ------------
Total risk-based                            15.6%             15.6%
Tier I risk-based                           14.5%             14.3%
Leverage                                     9.1%              8.6%



LIQUIDITY
Liquidity is the ability to have funds available at all times to meet the commitments of Community National. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets included cash and deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the bank's trade area. Community National solicits brokered deposits as a funding source to match against funding for interest rate risk purposes. Total brokered deposits as of September 30, 2002 were $8,292,000. The liquidity of Community National is enhanced by the fact that 63% of total deposits at September 30, 2002 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

At September 30, 2002, Community National's liquid assets amounted to
$11.9 million or 9.9% of total gross assets, compared to $6 million or 5.5% at December 31, 2001. Secondary sources of liquidity include Community National's ability to sell loan participations, borrow funds from the Federal Reserve and purchase federal funds. Management closely monitors the level of liquid assets available to meet ongoing funding needs. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Community National experienced no liquidity or operational problems as a result of the current liquidity levels.

                       Community National Corporation



Item 3.  Controls and Procedures


The Chief Executive Officer and the principal financial officer have reviewed, as of a date within 90 days of this filing, the disclosure controls and procedures that ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely and proper manner. Based upon this review, the Company believes that there are adequate controls and procedures in place. There are no significant changes in the internal controls or other factors that could affect these controls after the date of the evaluation.

                          PART II.  OTHER INFORMATION

                         Community National Corporation


Item 1. Legal Proceedings

CNC has been named as a defendant in a suit, filed September 27, 2002, in the Court of Common Pleas, Montgomery County, Ohio demanding payment for storage of equipment owned by a Community National Bank borrower. Community National Bank has a lien against the equipment as security for its loan. The plaintiff, Sanlin Properties, has demanded compensatory damages of $70,000 and punitive damages of $1,000,000. Management cannot estimate the outcome of this litigation but feels the suit is without merit and intends to vigorously defend itself against this action.


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


Item 5. Other Information - Not Applicable


Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits

              Exhibit 15 - Letter on Unaudited Interim Financial Information
               included in Part I, Item 1 of this Form 10-QSB, page 7.

              Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        No reports on Form 8-K were filed during the quarter ended
         September 30, 2002.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Community National Corporation
                                 Registrant


Date:  November 14, 2002         /s/Paul J. Scheuermann
                                 ------------------------------------------
                                 Paul J. Scheuermann, President



Date:  November 14, 2002         /s/Gregory G. Eagan
                                 ------------------------------------------
                                 Gregory G. Eagan, Chief Financial Officer,
                                 Community National Bank, subsidiary of
                                 Community National Corporation

                           CERTIFICATIONS


In connection with the Quarterly Report of Community National Corporation
(CNC) on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul J. Scheuermann, President of CNC, certify, that:

     (1)  I have reviewed this quarterly report on Form 10-QSB of CNC;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

           a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

           b. Evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

           c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ Paul J. Scheuermann
-------------------------------------
Paul J. Scheuermann
President
November 14, 2002

                           CERTIFICATIONS

In connection with the Quarterly Report of Community National Corporation
(CNC) on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregory G. Eagan, Chief Financial Officer of CNC, certify, that:

     (1)  I have reviewed this quarterly report on Form 10-QSB of CNC;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

           a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

           b. Evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

           c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     (5) The registrants other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ Gregory G. Eagan
---------------------------------
Gregory G. Eagan
Chief Financial Officer
November 14, 2002