Form 10KSB
period 2002-12-31
COMMUNITY NATIONAL CORP /OH
filed 2003-03-20
CIK 1124184

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549

                                     FORM 10-KSB

   (Mark One)

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 2002

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

          Yes   X     No
               ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [XX]


The issuer's revenues for its most recent fiscal year were $8,163,000.


The issuer's common shares are quoted on the Over The Counter Bulletin Board Service maintained by NASDAQ under the symbol CMNC. Management is aware of a sale of the issuer's shares for $20.50 per share on January 23, 2003. Based upon such price, the aggregate market value of the issuer's shares held by non-affiliates was $9,390,353.


As of January 31, 2003, 627,805 common shares were issued and outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders of Community National Corporation, Inc. (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-KSB:

     1.  Section 16(a) Beneficial Ownership Reporting Compliance;
     2.  Compensation of Executive Officers and Directors;
     3. Voting Securities and Ownership of Certain Beneficial Owners and Management; and
     4.  Certain Relationships and Related Transactions.

                           Community National Corporation.
                         For the Year Ended December 31, 2002
                                  Table of Contents


                                        PART I
                                        ------
                                                                         Page
                                                                         ----
Item 1:    Description of Business .......................................  4
Item 2:    Properties .................................................... 19
Item 3:    Legal Proceedings ............................................. 19
Item 4:    Submission of Matters to a Vote of Security Holders ........... 19


                                        PART II
                                        -------
Item 5:    Market for Registrant's Common Equity and Related
              Stockholder Matters ........................................ 19
Item 6:    Management's Discussion and Analysis of Financial
              Condition and Results of Operations ........................ 21
Item 7:    Financial Statements and Supplementary Data ................... 24
Item 8:    Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure ..................... 42


                                       PART III
                                       --------
Item 9:    Directors and Executive Officers of the Registrant ............ 43
Item 10:   Executive Compensation ........................................ 44
Item 11:   Security Ownership of Certain Beneficial Owners
              and Management ............................................. 44
Item 12:   Certain Relationships and Related Transactions ................ 44


                                        PART IV
                                        -------
Item 13:   Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K ........................................ 45
Item 14:   Controls and Procedures ....................................... 45


Signatures
Exhibit Index

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                 GENERAL

Community National Corporation (the "Company" or "CNC"), an Ohio corporation, is a bank holding company which owns all of the issued and outstanding common shares of The Community National Bank (the "Bank"), chartered under the laws of the United States. The Bank was incorporated in 1983 as a local independent bank to serve the people and businesses of the Franklin/ Springboro/Carlisle area. CNC was incorporated in 2000 and organized in 2001. Community National Bank was reorganized into a bank holding company structure in 2001. The reorganization was effected through the merger of Community National Bank with and into CNB Interim National Bank, a wholly owned subsidiary of CNC. Concurrent with the merger, CNB Interim National Bank changed its name to "The Community National Bank" and is now operated as the wholly owned bank subsidiary of CNC. The consideration for the merger was two shares of CNC common stock for each share of Bank common stock held by the shareholders. Following the merger, all shareholders of the Bank maintained the same stock ownership percentage in the holding company as they had in the Bank. Following the merger, the Bank's business continued unchanged with the same management and employees.

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

Because of its ownership of all the outstanding stock of the Bank, Community National Corporation is subject to regulation, examination and oversight by the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Bank, as a national bank, is subject to regulation, examination and oversight by the Office of the Comptroller of the Currency (the "OCC") and special examination by the FRB. The Bank is a member of the Federal Reserve Bank of Cleveland.
In addition, since its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"), the Bank is also subject to regulation, oversight and special examination by the FDIC. CNC and the Bank must file periodic financial reports with the FDIC, the OCC and the Federal Reserve Bank of Cleveland. Examinations are conducted periodically by these federal regulators to determine whether the Company and Bank are in compliance with various regulatory requirements and are operating in a safe and sound manner.

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

The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated:
                                             At December 31,
                                   ----------------------------------
                                         2002               2001
                                   ---------------    ---------------
                                              % of               % of
                                   Amount    Total    Amount    Total
                                   ------    -----    ------    -----
Commercial and industrial         $ 3,117      3.9%    4,112      5.6%
Real estate - construction          2,138      2.7%    3,439      4.7%
Real estate - mortgage             70,126     87.8%   61,550     83.6%
Installment loans to individuals    4,473      5.6%    4,452      6.1%
Lease financing                         -      0.0%        -      0.0%
                                   ------    -----    ------    -----
    Total loans                   $79,854    100.0%  $73,553    100.0%
                                             =====              =====

Deferred net origination costs         (3)                (3)
Allowance for loan losses            (804)              (952)
                                   ------             ------
    Net loans                     $79,047            $72,598
                                   ======             ======

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

LOAN MATURITY SCHEDULE

The following table sets forth certain information at December 31, 2002, regarding the net dollar amount of commercial and industrial and real estate construction loans maturing in the Bank's portfolio, based on contractual terms to maturity.  Loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less:
                           Due 0-1 Year  Due 1-5 Years  Due 5 + Years   Total
                           ------------  -------------  -------------   -----
                                                 (In thousands)
Commercial and industrial    $ 1,209         1,358          550         3,117
Real estate - construction     2,107             -           31         2,138
                              ------         -----          ---         -----
    Total                    $ 3,316         1,358          581         5,255
                              ======         =====          ===         =====

The following table sets forth the dollar amount of certain loans, due after one year from December 31, 2002, which have predetermined interest rates and floating or adjustable interest rates:
                             Predetermined        Floating or
                                 rates          adjustable rates     Total
                             -------------      ----------------    -------
                                                 (In thousands)
Commercial and industrial       $ 740               1,168            1,908
Real estate - construction         31                   -               31
                                 ----               -----            -----
    Total                       $ 771               1,168            1,939
                                 ====               =====            =====

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

DELINQUENT LOANS, NON-PERFORMING ASSETS AND CLASSIFIED ASSETS
The Bank attempts to minimize loan delinquencies through aggressive collection efforts. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the deficiency to be cured by contacting the borrower. In most cases, deficiencies are cured promptly.

Generally, when a real estate loan becomes delinquent more than 90 days, an evaluation of the collateral is performed. When deemed appropriate by management, the Bank institutes action to foreclose on the real estate or to acquire the real estate by deed in lieu of foreclosure. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower's ability and willingness to cooperate in curing delinquencies. If a foreclosure occurs, the real estate is sold at public sale and may be purchased by the Bank. Installment loans are generally charged off if four payments have been missed. Generally, all other loans are placed on non-accrual status if they are 90 days or more delinquent. A loan may remain on accrual status after it is 90 days delinquent if it is reasonably certain the account will be settled in its entirety or brought current within a 30-day period. Cash payments received on non-accrual loans are applied against principal until the balance is repaid. Any remaining payments are credited to earnings. Non-performing loans include non-accrual loans and ninety days or more past due loans.

The following table sets forth certain information regarding the past due, non-accrual and renegotiated loans of the Bank at the dates indicated:
                                                      At December 31,
                                                --------------------------
                                                      2002      2001
                                                      (In thousands)
                                                     ------    ------
Loans accounted for on non-accrual basis             $1,023       637
Accruing loans which are past due 90 days or more       594       745
Renegotiated loans                                        -         -
                                                      -----     -----
    Total                                            $1,617     1,382
                                                      =====     =====

If interest on non-accrual loans had been recognized during 2002, such income would have been $96,000. Interest income recognized was $41,000 in 2002.

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

ALLOWANCE FOR LOAN LOSSES
Federal regulations require that the Bank establish prudent general allowances for loan losses. Management, with oversight responsibility provided by the Board of Directors, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, historical charge off trends, the volume and quality of the loan portfolio, review of specific problem loans, and current economic
conditions that may affect the borrower's ability to pay.   At December 31,
2002, the Bank's allowance for loan losses totaled $804,000.

The following table sets forth an analysis of the Bank's allowance for losses on loans for the periods indicated:
                                                   December 31,
                                        --------------------------------
                                                 2002      2001
                                              (Dollars in thousands)
Balance at beginning of period                $   952        897

Charge-offs:
   Commercial and industrial                       77         77
   Commercial real estate                           -          -
   Agricultural                                     -          -
   Residential real estate                        222          9
   Installment                                     76         90
   Credit card                                      -          -
   Other                                            -          -
                                               ------     ------
     Total charge-offs                            375        176
                                               ------     ------
Recoveries:
   Commercial and industrial                        4          4
   Commercial real estate                           -          -
   Agricultural                                     -          -
   Residential real estate                          -          -
   Installment                                     23         17
   Credit card                                      -          -
   Other                                            -          -
                                               ------     ------
     Total recoveries                              27         21
                                               ------     ------
Net charge-offs                                   348        155
Provision for possible loan losses                200        210
                                               ------     ------
     Balance at end of period                 $   804        952
                                               ======     ======
Ratio of net charge-offs to average loans
  outstanding during the period                   0.4%       0.2%
                                               ======     ======
Average loans outstanding                     $77,744     73,836
                                               ======     ======

Because the loan loss allowance is based on estimates, it is monitored regularly and adjusted as necessary to provide an adequate allowance.


                          INVESTMENT ACTIVITIES

The following table sets forth the composition of the Bank's securities portfolio, based on amortized cost, at the dates indicated:
                                                    At December 31,
                                              --------------------------
                                                   2002        2001
                                                   ----        ----
                                                     (In thousands)
Securities held to maturity:
  U.S. Treasury securities                       $23,877       25,540
                                                  ------       ------
       Total debt securities                      23,877       25,540

  Federal Reserve Bank                                53           53
  Federal Home Loan Bank                             338            -
                                                  ------       ------
Total securities held to maturity                 24,268       25,593
                                                  ------       ------
Total securities                                 $24,268       25,593
                                                  ======       ======

The following table sets forth the amortized cost of the Bank's securities portfolio at December 31, 2002.  Securities are categorized based on contractual maturity.  Yields do not include the effects of income taxes.
                    Less than 1 year      1 to 5 years            Total
                   ------------------  ------------------  ------------
                     Weighted            Weighted            Weighted
                    Amortized  average  Amortized  average  Amortized average
                       cost     yield      cost     yield      cost    yield
                       ----     -----      ----     -----      ----    -----
                                      (Dollars in thousands)
Securities held
 to maturity:
  U.S. Treas.
   Securities          $14,235   4.1%     9,642      3.8%     23,877    4.0%
                        ------            -----              ------
Total debit securities
  held to maturity      14,235   4.1%     9,642      3.8%     23,877    4.0%
                        ------            -----              ------
Total debit securities $14,235   4.1%     9,642      3.8%     23,877    4.0%
                        ======            =====              ======

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

The following table sets forth the dollar amount of deposits in the various types of products offered by the Bank as of December 31:
                                     Percent               Percent
                              2002   of Total       2001   of Total
                              ----   --------       ----   --------
                                      (Dollars in thousands)
Demand                     $ 11,584    11.2%       11,353    11.5%
NOW                          21,807    21.2%       17,815    18.0%
Savings                      15,918    15.4%       14,256    14.4%
Money market deposit            778     0.8%          887     0.9%
CDs less than $100,000       30,180    29.3%       30,190    30.5%
CDs greater than $100,000    22,847    22.1%       24,393    24.7%
Other                             -     0.0%            -     0.0%
                            -------   -----        ------    ----
 Total deposits            $103,114   100.0%       98,894   100.0%
                            =======   =====        ======   =====

The following table sets forth the dollar amount of time deposits greater than $100,000 maturing in the periods indicated:

            Maturity                     At December 31, 2002
            --------                     --------------------
                                           (In thousands)
        Three months or less                   $ 7,536
        Over 3 months to 6 months                4,708
        Over 6 months to 12 months               6,676
        Over twelve months                       3,927
                                                ------
          Total                                $22,847
                                                ======

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



                                    Year ended December 31
                                    (Dollars in thousands)
                  -----------------------------------------------------------
                               2002                          2001
                  ----------------------------- -----------------------------
                    Average   Average  Interest   Average   Average  Interest
                  Outstanding  Yield/   Earned/ Outstanding  Yield/   Earned/
                    Balance     Rate     Paid     Balance     Rate     Paid
                  ----------------------------- -----------------------------
Loans                 $ 77,744  7.83%    $6,086    $ 73,836  8.69%    $6,420
Federal funds sold       4,071  1.62%        66       6,237  3.91%       244
Deposits in banks          100  3.00%         3         138  5.80%         8
Federal Reserve
 Bank stock                 53  5.66%         3          53  5.66%         3
Federal Home Loan
 Bank stock                 70  0.00%         -           -  0.00%         -
Investment
 securities:
  Taxable               24,020  4.58%     1,100      22,095  5.50%     1,216
                       -------            -----     -------            -----
    Total earning
     assets            106,058  6.84%     7,258     102,359  7.71%     7,891

Non-earning assets       8,992                        8,344
Allowance for loan
 losses                   (898)                        (959)
                       -------                      -------
Total assets          $114,152                     $109,744
                       =======                      =======

Savings deposits      $ 14,895  1.28%       190    $ 13,541  2.37%       321
NOW and money fund      21,673  2.11%       457      15,281  2.87%       438
IRA and time
 certificates           54,890  4.01%     2,203      58,945  5.83%     3,434
Short-term borrowings       85  2.35%         2           -  0.00%         -
                       -------            -----     -------            -----
    Total interest-
     bearing
     liabilities        91,543  3.12%     2,852      87,767  4.78%     4,193

Demand deposits         11,626                       11,381
                       -------                      -------
    Total deposits     103,169                       99,148

Other liabilities          843                        1,335
Capital                 10,140                        9,261
                       -------                      -------
   Total liabilities
     and capital      $114,152                     $109,744
                       =======                      =======




                                ----      -----              ----      -----
Net interest rate
 spread                         3.72%    $4,406              2.93%    $3,698
                                ====      =====              ====      =====

Net interest margin
 on a tax equivalent
 basis                          4.15%                        3.61%

Ratio of interest-
 earning assets to
 interest-bearing
 liabilities                  115.86%                      116.63%


The following table describes the extent to which the changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Bank's interest income and expense during the periods indicated.
For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (the difference between the average volume for the periods compared, multiplied by the prior year's yield or rate paid), (ii) changes in rate (the difference between the weighted average yield or rate paid for the periods compared, multiplied by the prior year's average volume) and
(iii) changes not solely attributable to either volume or rate.
                                           Years ended December 31,
                                     -----------------------------------
                                                2002 vs. 2001
                                     -----------------------------------
                                          Increase (decrease) due to
                                     -----------------------------------
                                                         Rate/
                                     Volume     Rate    Volume     Total
                                     ------     ----    -------    -----
                                                 (In thousands)
Interest income attributable to:
  Loans                                $340     (640)     (34)      (334)
  Securities held to maturity           106     (204)     (18)      (116)
  Deposits in banks                      (2)      (4)       1         (5)
  Federal funds sold                    (85)    (143)      50       (178)
                                        ---    -----      ---      -----
    Total interest-earning assets       359     (991)      (1)      (633)
                                        ---    -----      ---      -----
Interest expense attributable to:
  Savings deposits                       32       94        9        135
  NOW and MMDA                          183     (304)    (127)      (248)
  Time deposits                        (236)  (1,067)      73     (1,230)
  Short-term borrowings                   -        -        2          2
  Long-term debt                          -        -        -          -
                                        ---    -----      ---      -----
    Total interest-bearing liabilities  (21)  (1,277)     (43)    (1,341)
                                        ---    -----      ---      -----
    Net interest income                $380      286       42        708
                                        ===    =====      ===      =====

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


                                EMPLOYEES

At December 31, 2002, the Company employed 37 full-time employees and 4 part-time employees. The Company considers its relationship with its employees to be good.


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

The FRB has also adopted capital adequacy guidelines for bank holding companies, pursuant to which, on a consolidated basis, Community National Bank must maintain total capital of at least 8% of risk-weighted assets. Risk-weighted assets consist of all assets, plus credit equivalent amounts of certain off-balance sheet items, which are weighted at percentage levels ranging from 0% to 100%, based on the relative credit risk of the asset.
At least half of the total capital to meet this risk-based requirement must consist of core or "Tier 1" capital, which includes common stockholders' equity, qualifying perpetual preferred stock (up to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder of total capital may consist of supplementary or "Tier 2" capital. In addition to this risk-based capital requirement, the

FRB requires bank holding companies to meet a leverage ratio of a minimum level of Tier 1 capital to average total consolidated assets of 3%, if they have the highest regulatory examination rating, well-diversified risk and minimal anticipated growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4% of average total consolidated assets. Community National Bank was in compliance with these capital requirements at December 31, 2002. For Community National Bank's capital ratios, see Note 12 to the Consolidated Financial Statements in Item 7.

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

CNC has not elected to become a financial holding company nor has the Bank elected to form a financial subsidiary.

Transactions between CNC and the Bank are subject to statutory limits in Sections 23A and 23B of the Federal Reserve Act (the "FRA"). See National Bank Regulation -- "Office of the Comptroller of the Currency."

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

The Bank is required to meet certain minimum capital requirements set by the OCC. These requirements consist of risk-based capital guidelines and a leverage ratio, which are substantially the same as the capital requirements imposed on the Company. The Bank was in compliance with those capital requirements at December 31, 2002. For the Bank capital ratios, see Note 12 to the Consolidated Financial Statements in Item 7. The OCC may adjust the risk-based capital requirement of a national bank on an individualized basis to take into account risks due to concentrations of credit or nontraditional activities.

The OCC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled national banks. At each successively lower defined capital category, a national bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OCC has less flexibility in determining how to resolve the problems of the institution. In addition, the OCC generally can downgrade a national bank's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the national bank is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. The Bank's capital at December 31, 2002, met the standards for the highest capital category, a well-capitalized bank.

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

OCC regulations generally limit the aggregate amount that a national bank can lend to one borrower or aggregated groups of related borrowers to an amount equal to 15% of the bank's unimpaired capital and surplus. A national bank may loan to one borrower an additional amount not to exceed 10% of the association's unimpaired capital and surplus, if the additional amount is fully secured by certain forms of "readily marketable collateral." Loans to executive officers, directors and principal shareholders and their related interests must conform to the OCC lending limits. All transactions between national banks and their affiliates, including Community National Bank, must comply with Sections 23A and 23B of the FRA, which limit the amounts of such transactions and require that the terms of the transactions be at least as favorable to the Bank as the terms would be of a similar transaction between the Bank and an unrelated party. The Bank was in compliance with these requirements and restrictions at December 31, 2002.

FEDERAL DEPOSIT INSURANCE CORPORATION. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations and for banks that have acquired SAIF deposits. The FDIC is required to maintain designated levels of reserves in each fund.

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

FEDERAL RESERVE BOARD. The FRA requires national banks to maintain reserves against their net transaction accounts (primarily checking and NOW accounts). The amounts are subject to adjustment by the FRB. At December 31, 2002, the Bank was in compliance with its reserve requirements.


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


ITEM 3.  LEGAL PROCEEDINGS

The Bank has been named as a defendant in a suit, filed September 27, 2002, in the Court of Common Pleas, Montgomery County, Ohio demanding payment for storage of equipment owned by a Bank borrower. The Bank has a lien against the equipment as security for its loan. The plaintiff, Sanlin Properties, has compensatory damages of $70,000 and punitive damages of $1,000,000. Management cannot estimate the outcome of this litigation but feels the suit is without merit and intends to vigorously defend itself against this action.

The Bank is party to various other claims and proceedings arising in the normal course of business which, in the opinion of management, will not result in a material liability to the Bank.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                        PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
          MATTERS

The Company's common shares are quoted on the Over The Counter Bulletin Board Service maintained by NASDAQ under the symbol CMNC. The active trading market for the Company's shares has been light. There were 620,898 shares of the Company outstanding on December 31, 2002 held of record by approximately 212 shareholders.

The following table identifies the range of high and low bid information for the Company's common stock in each quarter in the past two fiscal years.
The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

          2002					High			Low
         -----                           ------            -----
      First Quarter                       16.00            15.30
      Second Quarter                      16.00            16.00
      Third Quarter                       19.50            18.00
      Fourth Quarter                      20.98            19.25

          2001					High			Low
         -----                           ------            -----
      First Quarter*                      18.50            17.00
      Second Quarter*                     19.31            17.065
      Third Quarter                       19.20            17.00
      Fourth Quarter                      20.50            15.25

High and low amounts adjusted to reflect the two for one stock affected in the reorganization of the Bank into a holding company structure effective July 2, 2001.

The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors and to the earnings and financial condition of the Company and applicable laws and regulations. Annual dividends per share declared were $0.38 in 2002 and $0.365 in 2001. The dividend payout ratio (dividends per share divided by earnings by share) was 20.9% and 24.8% for 2002 and 2001, respectively. Average equity to average assets was 8.9% and 8.4% for 2002 and 2001, respectively.

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

     Community National Corporation
     President
     P.O. Box 577
     Franklin, Ohio 45005

A copy of the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission, will be available at no charge to shareholders upon request to:

     Community National Corporation
     President
     P.O. Box 577
     Franklin, Ohio 45005

The annual meeting of the shareholders of Community National Corporation will be held on Tuesday, April 15, 2003, at the Community National Bank, Springboro Office, Second Floor, 95 Edgebrook Drive, Springboro, Ohio at 1:00 PM.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          RESULTS OF OPERATIONS

NET INCOME
CNC earned $1,128,500, or $1.82 per share, in 2002 compared to $899,900, or $1.47 per share, in 2001. Performance ratios for 2002 included a return on average assets of 1.00% and a return on average equity of 11.10% compared to return on average assets of 0.82% and a return on average equity of 9.72% for 2001. The growth in earnings was primarily attributed to an increase in net interest income and the positive effect on the lending activity due to the low market interest rates.

NET INTEREST INCOME
Total interest income, excluding loan fees, amounted to $7.3 million for year 2002, a decrease of $633,000 (excluding fees), or 8%, from 2001. The decrease resulted primarily from the yield on average earning assets decreasing by 87 basis points (bps). The decline in the yield on interest-earning assets was due to the decreasing market rates. The effect on the net interest spread was partially offset by the increase in the average balance of interest-earning assets, which increased $3.7 million, or 3.6%. The increase was primarily attributable to growth in the average balances for loans and investments.

Interest expense on deposits totaled $2.9 million for 2002, a decrease of $1.3 million, or 32%, from 2001. The decrease resulted primarily from a decrease in the cost of interest-bearing liabilities from 4.78% in 2001 to 3.12% in 2002. The decrease in the cost of interest-bearing liabilities was due to the decreasing market rates. Average interest-bearing liabilities increased $3.8 million, or 4.3%, during 2002. The increase was attributable to an increase in NOW accounts, money fund accounts and savings accounts, while time deposits experienced a decrease. The average balance for NOW/money fund accounts increased $6.4 million; savings accounts increased $1.4 million, and time certificates decreased $4.1 million in 2002 as compared to 2001.

As a result of the foregoing changes in interest income and interest expense, net interest income increased $759,000, or 20.1%, from 2001 to 2002. The interest rate spread increased by 80 basis points, from 2.93% for 2001, to 3.73% for 2002. The net interest margin amounted to 4.15% in 2002, compared to 3.61% in 2001.

OTHER INCOME
Total other operating income decreased $43,000, or 5%, to $783,000 in 2002 from $826,000 in 2001, primarily due to total service charges and fees decreasing $46,000, or 8.2%.

OTHER EXPENSE
Total other expense increased $389,000 or 12.9%, in 2002 compared to 2001. The additional expense was primarily due to an increase in salaries and employee benefits for regular salary increases and incentive programs. Additionally, other expense increased due to expenses for disposing of other real estate owned.

INCOME TAXES
The effective tax rate was 34% in 2002 and 2001. The Company did not have tax-exempt income in 2002 or 2001.


                           FINANCIAL CONDITION

TOTAL ASSETS
Total assets increased $4.7 million, or 4.3%, from December 31, 2001 to December 31, 2002. The most significant changes were a $6.4 million, or 8.9%, increase in loans and a $1.3 million, or 5.2%, decrease in investment securities.

INVESTMENT SECURITIES
Investment securities decreased to $24,268,000 at December 31, 2002, as the Company reinvested funds from maturing treasury securities into higher yielding loans. The Bank became a member of the Federal Home Loan Bank in 2002, requiring the purchase of FHLB stock that are equity interests carried at cost. It can only be sold at cost, or par value, to the issuer or to another member institution.

LOANS
Loan demand was strong as interest rates declined throughout the year. Net loans increased $6.4 million, or 8.9%, from $72.6 million at December 31, 2001 to $79.0 million at December 31, 2002. The individual loan categories were also relatively consistent with prior year totals.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is $804,000 or 1.01% of total loans at December 31, 2002, compared to $952,000 or 1.29% of total loans at December 31, 2001. The Company experienced $375,000 in loan losses in 2002 as compared to $176,000 in 2001. The incurred losses were a result of loans made in prior years to borrowers in the normal course of business. Loans on non-accrual status amounted to $1,023,000 and $637,000 at December 31, 2002 and 2001, respectively. Loans 90 days or more past due and still accruing interest were $594,000 and $745,000 as of December 31, 2002 and 2001 respectively.
The Company had property acquired through foreclosure at December 31, 2002 and 2001 of $504,000 and $360,000 respectively.

In addition to historic charge-off percentages, to determine an adequate allowance for loan losses at December 31, 2002, the Company took into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.

Five borrowers make up the non-accrual amount at December 31, 2002. All loans are in foreclosure with no significant losses expected. All loans have been considered in the loan loss analysis and are considered to be adequately reserved. The Company also considered loans past due 90 days or more at December 31, 2002, compared to a year ago. Of $1,617,000 past due greater than 90 days, the Company is in process of foreclosure on a borrower with a balance of $501,000. The Company does not anticipate a loss on this loan.

DEPOSITS
Deposits increased $4.2 million, or 4.3%, to $103.1 million at December 31, 2002, from $98.9 million at December 31, 2001. Interest-bearing demand deposits increased $4 million, or 22%. Time deposits decreased $1.6 million, or 2.9%. The Company's strategy is to competitively price deposit products in the markets served with an emphasis on growing its lower-priced core deposit products.

LIQUIDITY
Liquidity is the ability to have funds available at all times to meet the commitments of the Company. Asset liquidity is provided by cash and assets which are readily marketable, pledgeable or which will mature in the near future. Liquid assets include cash and deposits in banks, and federal funds sold. Liquidity is also provided by access to core funding sources that are primarily core depositors in the Company's trade area. The Company does not actively solicit brokered deposits as a funding source. Total brokered deposits as of December 31, 2002 were $8.3 million. The liquidity of the Company is enhanced by the fact that 61.9% of total deposits at December 31, 2002 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

At December 31, 2002, the Company's liquid assets were $5.7 million or 4.9% of total assets, as compared to $5.9 million, or 5.4%, at December 31, 2001. Secondary sources of liquidity include the Company's ability to sell loan participations, purchase federal funds, and maintain lines of credit with the Federal Home Loan Bank of Cincinnati, Federal Reserve Bank of Cleveland, and a regional bank for short-term funding needs. The lines of credit are $10 million, $1.9 million and $2 million, respectively. Management closely monitors the level of liquid assets available to meet ongoing funding needs. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Loans to deposits increased from 74.3%, at December 31, 2001 to 77.4% December 31, 2002. The Company has not experienced liquidity or operational problems as a result of the current liquidity levels.

CAPITAL RESOURCES
As of December 31, 2002, commitments to extend credit amounted to $7.1 million and are more fully described in Note 10 to the Financial Statements. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Scheduled repayments of existing loans and maturities of investment securities are expected to provide the necessary funds for loan commitments. Commitments for capital expenditures were minimal.

The Company is required by banking regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially shareholders' equity less goodwill and other intangibles) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets).
The first two ratios, which are based on the degrees of credit risk in the Company's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier I capital to risk-weighted assets must be at least 4.0% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 4.0%. To be considered at the well-capitalized level the ratios must be at least 6%, 10% and 5%, respectively. As of December 31, 2002, the Company was considered well-capitalized with total risk-based capital of 16.1%, Tier 1 risk-based of 14.9%, and leverage capital of 8.9%. These ratios as of December 31, 2001 were 15.6%, 14.4% and 8.6%, respectively.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                     - I N D E X -


                                                                      PAGE
                                                                      ----
INDEPENDENT AUDITORS' REPORT                                           25

FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                       26

     Consolidated Statements of Income                                 27

     Consolidated Statements of Comprehensive
       Income and Changes in Shareholders' Equity                      28

     Consolidated Statements of Cash Flows                             29

     Notes to Consolidated Financial Statements                      30 - 42

                        INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
Community National Corporation and Subsidiary
Franklin, Ohio


We have audited the accompanying consolidated balance sheets of Community National Corporation and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the December 31, 2002 and 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community National Corporation and Subsidiary as of December 31, 2002 and 2001,and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.



                                            /s/ J.D. Cloud & Co., L.L.P.
                                           --------------------------------
                                           J.D. Cloud & Co., L.L.P.
                                           Certified Public Accountants

Cincinnati, Ohio
January 14, 2003

                        COMMUNITY NATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                At December 31,
                                    ($000's)

                                                       2002        2001
                                                       ----        ----
  ASSETS:
     Cash and due from banks                       $  2,405       3,053
     Federal funds sold                              3,250       2,850
                                                    -------     -------
                                                      5,655       5,903
     Interest-bearing deposits in banks                 100         100
     U.S Treasury securities, held-to-maturity       23,877      25,540
     Other securities                                   391          53
     Loans - net                                     79,047      72,598
     Premises and equipment - net                     4,315       4,404
     Other real estate owned                            504         360
     Other assets                                       781         993
                                                    -------      -------
          TOTAL ASSETS                             $114,670     109,951
                                                    =======     =======
   LIABILITIES:
     Deposits -
       Demand                                      $ 11,584      11,353
       NOW accounts, interest-bearing                21,807      17,815
       Savings                                       16,696      15,143
       Certificates - $100,000 and over              22,847      24,393
       Other time certificates                       30,180      30,190
                                                    -------     -------
          Total deposits                            103,114      98,894

     Accrued interest and other liabilities             889       1,405
                                                    -------     -------
          TOTAL LIABILITIES                         104,003     100,299

  SHAREHOLDERS' EQUITY:
     Common stock, no par value; authorized
      1,500,000 shares; issued and outstanding
      2002 - 620,898 shares; 2001 - 613,072 shares      776         766
     Surplus                                          1,109         996
     Retained earnings                                8,782       7,890
                                                    -------     -------
          TOTAL SHAREHOLDERS' EQUITY                 10,667       9,652
                                                    -------     -------
          TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                    $114,670     109,951
                                                    =======     =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        COMMUNITY NATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                        For the years ended December 31,
                       ($000's, except for share amounts)

                                                       2002        2001
                                                       ----        ----
  INTEREST INCOME:
    Interest and fees on loans                      $ 6,208        6,491
    Interest on federal funds sold                       66          244
    Interest on investment securities                 1,106        1,227
                                                      -----        -----
         TOTAL INTEREST INCOME                        7,380        7,962
                                                      -----        -----
  INTEREST EXPENSE:
    Interest on deposits -
    Savings and NOW accounts                           646           759
    Time deposits                                    2,204         3,434
    Interest on federal funds purchased                  2             -
                                                     -----         -----
         TOTAL INTEREST EXPENSE                      2,852         4,193
                                                     -----         -----
         NET INTEREST INCOME                         4,528         3,769

  PROVISION FOR LOAN LOSSES                            200           210
                                                     -----         -----
         NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES                  4,328         3,559
                                                     -----         -----
  OTHER OPERATING INCOME:
    Service charges and fees                           516           562
    Loan brokerage fees                                245           239
    Other operating income                              22            25
                                                     -----         -----
         TOTAL OTHER OPERATING INCOME                  783           826
                                                     -----         -----
  OPERATING EXPENSES:
    Salaries, wages and employee benefits            1,916         1,653
    Equipment and occupancy expense                    396           434
    State franchise tax                                124           115
    Other operating expenses                           966           811
                                                     -----         -----
         TOTAL OPERATING EXPENSES                    3,402         3,013
                                                     -----         -----
         INCOME BEFORE TAXES                         1,709         1,372

  PROVISION FOR INCOME TAXES                           581           472
                                                     -----         -----
         NET INCOME                                $ 1,128           900
                                                     =====         =====
  Dividends declared per common share              $  0.38         0.365
                                                     =====         =====
Net income per common share                        $  1.82          1.47
                                                     =====         =====

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        COMMUNITY NATIONAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        For the years ended December 31,
                                   ($000's)

                                     COMMON               RETAINED
                                     STOCK     SURPLUS    EARNINGS     TOTAL
                                     ------    -------    --------     -----

BALANCE - January 1, 2001           $  758       885       7,214     8,857
Add - Net income                                             900       900
Stock dividend                           8       111                   119
Deduct - Dividend declared
         $0.365 per share                                   (224)     (224)
                                      -----     ------      ------    ------
BALANCE - December 31, 2001            766       996       7,890     9,652

Add - Net income                                           1,128     1,128
Stock dividend                          10       113                   123
Deduct - Dividend declared
         $0.38  per share                                   (236)     (236)
                                      -----     ------      ------    ------
BALANCE - December 31, 2002         $  776     1,109       8,782    10,667
                                      =====     ======      ======    ======


The accompanying notes to consolidated financial statements are an integral part of these statements.

                        COMMUNITY NATIONAL CORPORATION
                           STATEMENTS OF CASH FLOWS
                        For the years ended December 31,
                                   ($000's)
                                                            2002        2001
                                                           ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received                                     $ 7,560       7,997
  Fees and commissions received                             783         826
  Interest paid                                          (3,401)     (4,531)
  Cash paid to employees and for other
   operating expenses                                    (2,927)     (2,792)
  Income taxes paid                                        (538)       (410)
                                                         ------      ------
      NET CASH FLOWS FROM OPERATING ACTIVITIES            1,477       1,090
                                                         ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturing investment securities           14,076       9,392
  Purchase of investment securities                     (12,840)    (14,100)
  Net (increase) decrease in loans                       (7,348)        293
  Proceeds from sale of other real estate owned             449           -
  Capital expenditures                                     (181)     (1,094)
                                                         ------      ------
      NET CASH FLOWS FROM INVESTING ACTIVITIES           (5,844)     (5,509)
                                                         ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                4,220       3,400
  Cash dividends paid                                      (101)        (97)
                                                         ------      ------
      NET CASH FLOWS FROM FINANCING ACTIVITIES            4,119       3,303
                                                         ------      ------
      NET (DECREASE) IN CASH AND CASH
        EQUIVALENTS                                        (248)     (1,116)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            5,903       7,019
                                                         ------      ------
CASH AND CASH EQUIVALENTS AT END OF YEAR                $ 5,655       5,903
                                                         ======      ======
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
    Net income                                          $ 1,128         900
                                                         ------      ------
    Adjustments to reconcile net income to
     net cash operating activities:
      Depreciation                                          270         225
      Loss on disposal of other real estate owned           107          35
      Amortization of discounts                              81          48
      Provision for loan losses                             200         210
      Provision for deferred taxes                          112           4
      (Increase) decrease in interest receivable             99         (13)
      (Increase) decrease in prepaid expense                 18          19
      (Decrease) in interest payable                       (551)       (338)

      Increase (decrease) in income taxes
       payable and refundable                               (68)         59
      Increase (decrease) in other accrued expenses          81         (59)
                                                         ------      ------
         TOTAL ADJUSTMENTS                                  349         190
                                                         ------      ------
           NET CASH PROVIDED BY OPERATING ACTIVITIES    $ 1,477       1,090
                                                         ======      ======


The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Community National Corporation (CNC) is a bank holding company, whose principal activity is the ownership and management of its wholly-owned subsidiary Community National Bank (the Bank). CNC was formed July 2, 2001. The Bank was formed February 7, 1983. During the third quarter of 2001, each shareholder of Community National Bank received two shares of CNC in exchange for each share of the Bank.

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

INVESTMENT SECURITIES-
Securities that the Bank has the ability and intent to hold to maturity are classified as held to maturity and are reported at amortized cost. Amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity. Gains or losses from the sale of securities are computed using the specific identification method. Federal Reserve Bank (FRB) stock and Federal Home Loan Bank (FHLB) stock are equity interests that are carried at cost. They can only be sold at its cost, or par value, to the issuer or to another member institution. The Bank is required to maintain a percentage of its capital and surplus in FRB stock. An investment in FHLB stock is required in order to have a line of credit or borrow funds from FHLB.

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

OTHER REAL ESTATE OWNED-
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the Bank's carrying amount or fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses. Costs related to holding property are expensed. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or fair value less the cost to sell. Any reductions in the carrying value are expensed.

ADVERTISING COSTS-
Advertising costs, of approximately $83,000 and $71,000 for the respective years ended 2002 and 2001, are expensed as incurred.

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

RECENT ACCOUNTING PRONOUNCEMENTS-
The Financial Accounting Standards Board has issued Statement No. 145, Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective May 15, 2002; Statement No. 146, Accounting for Costs Associated with Exit or Disposed Activities, effective January 1, 2003; Statement No. 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements 72 and 144 and FASB Interpretation No. 9, effective October 1, 2002; Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123, effective January 1, 2004. These standards will not have a significant impact on the Company's financial condition or results of operations.


NOTE  2 - INVESTMENT SECURITIES

Carrying amounts and approximate market values of investment securities at December 31 are summarized as follows ($100's):
                                        2002                  2001
                                      --------              --------
                               Carrying     Fair        Carrying    Fair
                                Amount      Value        Amount     Value
                                -------    -------       -------   -------
U.S. Treasury Securities:
   Due within 1 year or less    $14,235     14,374       11,992     12,168
   Due from 1 to 5 years          9,642      9,948       13,548     14,053
                                 ------     ------       ------     ------
       Subtotal                  23,877     24,322       25,540     26,221

Federal Reserve Bank, at cost        53         53           53         53
Federal Home Loan Bank, at cost     338        338            -          -
                                 ------     ------       ------     ------
       Total                    $24,268     24,713       25,593     26,274
                                 ======     ======       ======     ======

The Bank believes it has the ability and intends to hold all of its securities until maturity. Gross unrealized gains on investment securities were $462,000 and $681,000 at December 31, 2002 and 2001, respectively. Investment securities with a par value of $23,460,000 and $22,460,000 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits.

NOTE  3 - LOANS

Major classifications of loans at December 31 are as follows ($000's):
                                                 2002       2001
                                                 ----       ----
          Mortgage loans on real estate:
            Residential 1 - 4 family           $33,824     30,355
            Commercial                          33,323     28,771
            Construction                         2,138      3,439
            Second mortgages                       494        160
            Equity lines of credit               2,485      2,264
                                                ------     ------
                Total                           72,264     64,989

            Commercial loans                     3,117      4,112
            Installment loans                    4,473      4,452
                                                ------     ------
                                                79,854     73,553
          Unearned loan origination fees            (3)        (3)
                                                ------     ------
                                                79,851     73,550
          Allowance for loan losses               (804)      (952)
                                                ------     ------
               Loans - net                     $79,047     72,598
                                                ======     ======

The following is a summary of information related to impaired loans:
                                                  2002           2001
		                                    --------      --------
 Impaired loans with a valuation allowance     $1,023,000      637,000
 Valuation allowance related to impaired loans    176,000       61,000
 Average investment in impaired loans           1,278,000      504,000
 Interest income recognized on impaired loans      41,000            -
 Interest income received on cash basis
  on impaired loans                                11,000            -


Loans on which the accrual of interest has been discontinued or reduced amounted to $1,023,000 and $637,000 at December 31, 2002 and 2001,
respectively. Loans past due greater than 90 days and accruing interest were $594,000. Interest on non-accrual loans is recognized as received.
No additional funds are committed to be advanced in connection with impaired loans.

Changes in the allowance for loan losses for the years ended December 31 were as follows ($000's):
                                           2002          2001
                                         --------      --------
     Balance - January 1,                  $952           897
     Provision charged to operations        200           210
     Loans charged off                     (375)         (176)
     Recoveries                              27            21
                                            ---           ---
     Balance - December 31,                $804           952
                                            ===           ===

The Bank has entered into related-party transactions with various directors and officers. Such transactions originate in the normal course of the Bank's operations as a depository and lending institution. At December 31, 2002 and 2001, certain officers, directors and companies of which they have a direct or indirect interest, were indebted to the Bank directly or as guarantors in the aggregate amount of $1,659,000 and $2,109,000, respectively. New loans to related parties were $1,061,000 and repayments were $886,000 during 2002.

Losses on disposals of Other Real Estate Owned of approximately $107,000 and $35,000 for the respective years ended December 31, 2002 and 2001 are included in other operating expenses.


NOTE  4 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows ($000's):
                                           2002          2001
                                         --------      --------
     Land                                 $  870           870
     Buildings                             2,764         2,730
     Equipment                             2,016         1,871
     Leasehold improvements                   16            16
                                           -----         -----
         Total                             5,666         5,487
     Less - Accumulated depreciation       1,351         1,083
                                           -----         -----
         Premises and Equipment - Net     $4,315         4,404
                                           =====         =====

Depreciation charged to income was $270,000 in 2002 and $225,000 in 2001.

NOTE  5 - CERTIFICATES OF DEPOSIT

Certificates of deposit and their remaining maturities are as follows
($000's):
                               Over      Less than
                            $100,000      $100,000      Total
                            --------     ---------     -------
Year ending December 31,
          2003               $18,920        24,021      42,941
          2004                 2,314         4,529       6,843
          2005                 1,059         1,175       2,234
          2006                   201           338         539
          2007                   353            94         447
          Thereafter              -             23          23
                              ------        ------      ------
                             $22,847        30,180      53,027
                              ======        ======      ======


NOTE  6 - LINE OF CREDIT

The Bank has a line of credit with the Federal Home Loan Bank of Cincinnati for borrowings up to $10,000,000. The line of credit is collateralized by a blanket lien on residential mortgages. The Bank has a line of credit with Federal Reserve Bank of Cleveland for borrowings up to $1,900,000. The line of credit is collateralized by certain residential real estate loans with an outstanding balance of approximately $2,148,000. The Bank also has an unsecured line of credit of up to $2,000,000 with a regional bank for liquidity purposes. There were no borrowings at December 31, 2002 and 2001.


NOTE  7 - INCOME TAX

The provision for federal income tax consists of ($000's):
                                           2002          2001
                                           ----          ----
Income tax currently payable              $ 470           468
Deferred income tax                         111             4
                                            ---           ---
Provision for income taxes                $ 581           472
                                            ===           ===

The following is a reconciliation of the provision for federal income tax to the amount computed at the statutory rate of 34% ($000's):
<CAPTION

                                           2002          2001
                                           ----          ----
    Tax at statutory rate on income
     before income tax                    $ 582           467
    Miscellaneous                           (1)            5
                                           ---           ---
    Federal income tax applicable
     to income before income tax         $ 581           472
                                           ===           ===

The Bank expects to realize all deferred tax assets and has not provided a valuation allowance related to the deferred tax assets.  Deferred taxes, included in other assets, consisted of the following at December 31 ($000's):
                                           2002          2001
                                           ----          ----
    Deferred tax assets:
     Allowance for loan losses            $ 224           288
     Loan origination fees                    -             1
     Organization expense                     7             -
                                            ---           ---
        Total deferred tax assets           231           289

Deferred tax liabilities:
  Depreciation                             (240)         (187)
                                            ---           ---
      Net deferred tax asset(liability)   $  (9)          102
                                            ===           ===


NOTE  8 - EMPLOYEE BENEFIT PLANS

The Bank maintains a savings and investment plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet certain eligibility requirements. Employees may contribute to the plan up to 20% of annual compensation. For every dollar an employee contributes (up to 4% of compensation), the Bank will contribute an amount equal to 50% of the employee's contribution. The plan also includes a profit-sharing feature. Annually, the Bank determines the amount of its contribution. The Bank made total contributions of $44,000 and $22,000 to the plan for the years ended December 31, 2002 and 2001, respectively.

NOTE  9 - LEASES

The Bank occupies a building under an operating lease agreement which expires in 2004. Estimated future minimum lease payments, including payments under one of the renewal options, are as follows:
           2003              $14,000
           2004               12,000

Total rent expense for all operating leases was $14,000 and $17,000 in the respective years ended in 2002 and 2001.

The Bank leases a portion of the Springboro building under an operating lease agreement expiring in 2007.  Future minimum rentals to be received under the agreement are as follows:
           2003              $68,000
           2004               70,000
           2005               73,000
           2006               75,000
           Thereafter         25,000
                            --------
                            $311,000
                            ========


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

The Bank has commitments to extend credit and letters of credit aggregating $7,100,000 at December 31, 2002. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. No significant losses are anticipated as a result of these commitments.

Cash and cash equivalents at December 31, 2002, included cash and federal funds sold in excess of federally insured amounts at several financial institutions.

The Company has been named as a defendant in a suit, filed September 27, 2002, in the Court of Common Pleas, Montgomery County, Ohio demanding payment for storage of equipment owned by a Community National Bank borrower. Community National Bank has a lien against the equipment as security for its loan. The plaintiff, Sanlin Properties, has demanded compensatory damages of $70,000 and punitive damages of $1,000,000. Management cannot estimate the outcome of this litigation but believes the suit is without merit and intends to vigorously defend itself against this action.

The Bank is party to various other claims and proceedings arising in the normal course of business which, in the opinion of management, will not result in a material liability to the Bank.


NOTE 11 - RETAINED EARNINGS

The Company may generally pay dividends in amounts determined by the Board of Directors. Banking regulations limit the amount of dividends that may be paid by the Bank to its parent Corporation without prior approval of the Bank's regulatory agency. Retained earnings against which dividends may be charged are $1,568,075 plus current retained income after December 31, 2002. A dividend of $236,000 was declared in 2002 and is payable in 2003. The dividend is payable in shares of the Corporation's stock, or cash, at the shareholder's option.

A dividend of $224,000 was declared in 2001 and paid in 2002. Of the $224,000, $101,000 was paid in cash and $123,000 was paid in stock. The value of the stock was based on the fair market value at the dividend payable date or $15.63 per share. As a result of the dividend, 7,826 new shares of stock were issued.


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The capital ratios of the consolidated Company are not materially different from those of the Bank. Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject. In addition, minimum cash reserves of approximately $966,000 at December 31, 2002, and an average of approximately $882,000 during 2002 were required to be maintained.

As of December 31, 2002, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table must be maintained. There are no conditions or events since that notification that management believes have changed the institution's classification.

The actual capital amounts ($000's) and ratios are also presented in the table.
                                                               To Be Well
                                                            Capitalized Under
                                            For Capital     Prompt Corrective
                            Actual      Adequacy Purpose:  Action Provisions:
                       ---------------  -----------------  ------------------
                        Amount    Ratio   Amount   Ratio      Amount   Ratio
                        ------   ------   ------   -----      ------   -----
As of December 31, 2002:
  Total Capital (to
   Risk Weighted
   Assets)             $11,334   16.05%  >$5,648   >8.0%     >$7,060   >10.0%

  Tier I Capital (to
   Risk Weighted
   Assets)             $10,530   14.91%  >$2,824   >4.0%     >$4,236   > 6.0%

  Tier I Capital (to
   Average Assets)     $10,530    8.89%  >$4,740   >4.0%     >$5,925   > 5.0%

As of December 31, 2001:
  Total Capital (to
   Risk Weighted
   Assets)             $10,437   15.64%  >$5,346   >8.0%     >$6,683   >10.0%

  Tier I Capital (to
   Risk Weighted
   Assets)             $ 9,602   14.39%  >$2,673   >4.0%     >$4,010   > 6.0%

  Tier I Capital (to
    Average Assets)    $ 9,602    8.60%  >$4,449   >4.0%     >$5,561   > 5.0%

NOTE 13 -	FAIR MARKET DISCLOSURES OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values for financial instruments as of
December 31 were as follows ($000's):
                                       2002                       2001
                                     --------                   --------
                               Carrying     Fair          Carrying     Fair
                                Amount      Value          Amount      Value
                                -------    -------         -------    -------
Financial Assets:
   Cash and due from banks      $ 2,405      2,405           3,053      3,053
   Federal funds sold             3,250      3,250           2,850      2,850
   Interest bearing deposits
       in banks                     100        100             100        100
   Securities held to maturity   24,268     24,713          25,593     26,274
   Loans, net                    79,047     81,965          72,598     75,356

Financial Liabilities:
   Time deposits                 53,027     53,467          54,583     55,210
   Other deposits                50,087     50,087          44,311     44,311

The fair value of off-balance sheet financial instruments at December 31, 2002 and 2001, was not material.

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


NOTE 14 -	PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Community National Corporation (parent company only) for the year ended December 31, 2002 and 2001 follows
(thousands):

                                                 2002        2001
                                               -------      ------
      <s>                                      <c>          <c
     CONDENSED BALANCE SHEET
       Assets:
        Cash due from banks                    $   373           -
        Investment in subsidiary                10,530       9,603
        Other assets                                 -         273
                                                ------       -----
           Total Assets                        $10,903       9,876
                                                ======       =====

       Liabilities:
        Other liabilities                      $   236         224

       Shareholders' equity                     10,667       9,652
                                                ------       -----
           Total Liabilities and
            Shareholders Equity                $10,903       9,876
                                                ======       =====

    CONDENSED STATEMENT OF INCOME
       Dividends from subsidiary               $   236         344
       Legal and professional fees                 (35)        (71)
                                                ------       -----
       Income before equity in
        undistributed income of subsidiary         201         273
       Equity in undistributed income
        of subsidiary                              927         627
                                                ------       -----
           Net Income                          $ 1,128         900
                                                ======       =====




    CONDENSED STATEMENT OF CASH FLOWS
       Cash flows from operating activities:
        Net income                             $ 1,128         900
        Equity in undistributed income
         of subsidiary                            (927)       (627)
        (Increase) decrease in other assets        273        (273)
                                                ------      ------
           Net cash provided by operating
            activities                             474           -
                                                ------      ------
       Cash flows from financing activities:
        Cash dividends paid                       (101)          -
                                                ------      ------
       Net cash provided by financing
        activities                                (101)          -
                                                ------      ------
       Net change in cash:                         373           -
        Cash at beginning of year                    -           -
                                                ------      ------
           Cash at end of year                 $   373           -
                                                ======      ======


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

THE BOARD OF DIRECTORS

The following table sets forth for each director of the Company as of
February 28, 2003, (a) the person's name, (b) age at December 31, 2002, (c)
the year first elected as a director of the Company or Bank and (d) positions with the Company and the Bank, other than as a director, and principal occupation and business experience for the past five years.
                                DIRECTOR    POSITION WITH COMPANY; PRINCIPAL
NAME                     AGE     SINCE      OCCUPATION; BUSINESS EXPERIENCE
----                     ---    --------    --------------------------------
Donald G. Burns           72     1983       Chairman and Director; Retired
                                             Physician

Robert L. Campbell        70     1983       Retired (Henderson Turf Farm)

W. Leslie Earnhart        82     1983       Retired (Sand and gravel
                                             industry)

T.C. Garland              70     1983       Physician

James L. Gross            55     1997       Secretary; President, Gross
                                             Lumber Co.

Stanley E. Kolb           71     1983       Attorney

Paul J. Scheuermann       44     1994       President and Chief Executive
                                             Officer of the Company and the
                                             Bank

EXECUTIVE OFFICERS

The following table sets forth for each executive officer of the Company and the Bank as of February 28, 2003, (a) the person's name, (b) age at December
31, 2002, (c) the year first elected as an executive officer of the Company or Bank and (d) positions with the Company and the Bank.
                               YEAR FIRST   POSITION WITH COMPANY; PRINCIPAL
NAME                     AGE    ELECTED     OCCUPATION; BUSINESS EXPERIENCE
----                     ---   ----------   --------------------------------
Paul J. Scheuermann       44      1986      President and Chief Executive
                                             Officer of the Company and the
                                             Bank since 1994



Jay A. Lees               60      1989      Treasurer of the Company; Senior
                                             Vice President and Senior Loan
                                             Officer of the Bank

Gregory G. Eagan          43      2001      Vice President and Chief
                                             Financial Officer of the Bank

Stephen R. Harding        32      2000      Vice President, Branch Management
                                             and Technology

Nicholas Motto            54      1997      Vice President, Business
                                             Development Officer of the Bank


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of Forms 3, 4 and 5 furnished to Community National in the fiscal year ended December 31, 2002, Community National is not aware of the failure of any reporting person to timely file the above forms.


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

(99.1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:  None


ITEM 14.  CONTROLS AND PROCEDURES

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

                                          COMMUNITY NATIONAL CORPORATION

                                           /s/ Paul J. Scheuermann
                                   By:    -------------------------------
                                          Paul J. Scheuermann
                                          President and Chief Executive Officer

                                   Date:  March 18, 2003
                                          ---------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                               TITLE                       DATE
---------------------------      ---------             ------------------

/s/ Donald G. Burns              Director              March 18, 2003
---------------------------                            ------------------
Donald G. Burns


/s/ Robert L. Campbell           Director              March 18, 2003
---------------------------                            ------------------
Robert L. Campbell


/s/ W. Leslie Earnhart           Director              March 18, 2003
---------------------------                            ------------------
W. Leslie Earnhart


/s/ T.C. Garland                 Director              March 18, 2003
---------------------------                            ------------------
T.C. Garland


/s/ James L. Gross               Director              March 18, 2003
---------------------------                            ------------------
James L. Gross


/s/ Stanley E. Kolb              Director              March 18, 2003
---------------------------                            ------------------
Stanley E. Kolb

/s/ Paul J. Scheuermann          President, Chief      March 18, 2003
---------------------------        Executive Officer   ------------------
Paul J. Scheuermann                and Director


/s/ Jay A. Lees                  Treasurer             March 18, 2003
---------------------------                            ------------------
Jay A. Lees


/s/ Gregory G. Eagan             Vice President,       March 18, 2003
---------------------------        Chief Financial     ------------------
Gregory G. Eagan                   Officer, Community
                                   National Bank
                                   (principal financial officer
                                   of Community National Corporation)

                              CERTIFICATIONS

In connection with the Annual Report of Community National Corporation (CNC) on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul J. Scheuermann, President of CNC, certify, that:

     (1)  I have reviewed this annual report on Form 10-KSB of CNC;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

     (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

           a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

           b. Evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

           c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

     (6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ Paul J. Scheuermann
-------------------------------------
Paul J. Scheuermann
President
March 18, 2003

                            CERTIFICATIONS

In connection with the Annual Report of Community National Corporation (CNC) on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregory G. Eagan, Chief Financial Officer of Community National Bank and principal financial officer of CNC, certify, that:

     (1)  I have reviewed this annual report on Form 10-KSB of CNC;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

     (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

           a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

           b. Evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

           c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

     (6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ Gregory G. Eagan
-------------------------------------
Gregory G. Eagan
Chief Financial Officer
March 18, 2003

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

(99.1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.