Form 10QSB
period 2003-03-31
COMMUNITY NATIONAL CORP /OH
filed 2003-05-14
CIK 1124184

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                FORM 10-QSB
(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 For the quarterly period ended March 31, 2003

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

                             Yes   X     No


The number of shares outstanding of the issuer's common stock, without par value, as of March 31, 2003, was 627,805 shares.

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


     Item 3.  Controls and Procedures .....................................12


Part II.  Other Information ...............................................13

                        Part I - Financial Information

Item 1.  Financial Statements

                          Community National Corporation
                       Condensed Consolidated Balance Sheets
                                   (thousands)
                                                  March 31,   December 31,
                                                    2003          2002
                                                (Unaudited)
ASSETS:
 Cash and due from banks                          $  3,383         2,405
 Federal funds sold                                    200         3,250
                                                  --------       -------
   Total cash and cash equivalents                   3,583         5,655
 Interest-bearing deposits in banks                    102           100
 Securities held-to-maturity, at cost                    -        23,877
 Securities available for sale, at market value     23,794             -
 Federal Reserve Bank stock and
    Federal Home Loan Bank stock, at cost              394           391
 Loans, net of allowance for loan losses            81,617        79,047
 Premises and equipment, net                         4,245         4,315
 Other real estate owned                             1,595           504
 Other assets                                          752           781
                                                  --------       -------
     TOTAL ASSETS                                 $116,082       114,670
                                                  ========       =======
LIABILITIES:
 Deposits-
  Non-interest-bearing                            $ 12,368        11,584
  Interest-bearing                                  89,083        91,530
                                                  --------       -------
   Total deposits                                  101,451       103,114

 Federal funds purchased                             2,600             -
 Accrued interest and other liabilities                726           889
                                                  --------       -------
     TOTAL LIABILITIES                             104,777       104,003
                                                  --------       -------
SHAREHOLDERS' EQUITY:
 Common stock-no par value, authorized
  1,500,000 shares; issued and outstanding
  627,805 shares at March 31, 2003 and
  620,898,shares at December 31, 2002                  785           776
 Surplus                                             1,237         1,109
 Retained earnings                                   9,177         8,782
 Accumulated other comprehensive income,
  net of taxes                                         106             -
                                                  --------       -------
      TOTAL SHAREHOLDERS' EQUITY                    11,305        10,667
                                                  --------       -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $116,082       114,670
                                                  ========       =======

The accompanying notes to financial statements are an integral part of these statements.
                                   -1-

                             Community National Corporation
                       Condensed Consolidated Statements of Income
                           (In thousands except per share data)
                                       (unaudited)

                                              Three Months Ended
                                                    March 31,
                                              ------------------
                                                2003       2002
INTEREST INCOME:
 Interest and fees on loans                    $1,505      1,544
 Interest and dividends on
  investment securities                           193        318
                                                -----      -----
     TOTAL INTEREST INCOME                      1,698      1,862

INTEREST EXPENSE:
 Interest on deposits                            (518)      (769)
 Interest on borrowings                            (5)        (1)
                                                -----      -----
     TOTAL INTEREST EXPENSE                      (523)      (770)
                                                -----      -----
     NET INTEREST INCOME                        1,175      1,092

PROVISION FOR LOAN LOSSES                         (90)       (60)
                                                -----      -----
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                      1,085      1,032

NON-INTEREST INCOME:
 Service charges, fees and other                  223        167
 Net gain on sales of securities                  181          -
                                                -----      -----
     TOTAL NON-INTEREST INCOME                    404        167

TOTAL NON-INTEREST EXPENSE                       (885)      (850)
                                                -----      -----
     INCOME BEFORE INCOME TAXES                   604        349

PROVISION FOR INCOME TAXES                       (209)      (117)
                                                -----      -----
     NET INCOME                                $  395        232
                                                =====      =====

Dividends declared per common share            $    -          -

Basic earnings per common share                $ 0.63       0.37

Average shares outstanding                    627,805    620,898

The accompanying notes to financial statements are an integral part of these statements.
                                   -2-

                         Community National Corporation
                Condensed Consolidated Statements of Cash Flows
                                  (thousands)
                                  (unaudited)
                                                         Three Months Ended
                                                               March 31,
                                                         ------------------
                                                            2003      2002
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $   395       232
 Adjustments -
  Depreciation and amortization                               90        59
  Provision for loan losses                                   90        60
  Gain on sale of securities                                (181)        -
  (Increase) decrease in other assets                         29       (43)
  (Decrease) in interest payable                             (59)      (61)
  Increase (decrease) in accrued liabilities                  72       (36)
                                                          ------    ------
     NET CASH PROVIDED BY OPERATING ACTIVITIES               436       211
                                                          ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales and maturing investment securities   12,469     4,600
 Purchases of investment securities                      (12,056)   (1,832)
 Net (increase) in loans                                  (3,752)   (4,098)
 Purchases of premises and equipment                          (8)      (28)
                                                          ------    ------
     NET CASH (USED IN) INVESTING ACTIVITIES              (3,347)   (1,358)
                                                          ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in deposits                                   (1,663)      743
 Increase in federal funds purchased and other borrowings  2,600         -
 Cash dividends paid                                         (98)     (102)
                                                          ------    ------
     NET CASH PROVIDED BY FINANCING ACTIVITIES               839       641
                                                          ------    ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS              (2,072)     (506)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           5,655     5,903
                                                          ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 3,583     5,397
                                                          ======    ======
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $   582       831
 Income taxes paid                                             -        81



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

The condensed consolidated financial statements at March 31, 2003 and for the three-month period then ended have been reviewed by J.D. Cloud & Co., L.L.P., CNC's independent certified public accountants, whose report on their review of the financial statements is included in this report.

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

Results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in CNC's
December 31, 2002 Form 10-KSB filed with the Securities and Exchange
Commission.

NOTE 2 - EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. CNC's capital structure includes no potential for dilution. There are no warrants, options or other arrangements that would increase the number of shares outstanding.

NOTE 3 - Securities
During the quarter ended March 31, 2003, securities classified as held to maturity were sold for $4,719,000 with an amortized cost of $4,538,000 resulting in a realized gain of $181,000. As a result all securities were reclassified as available for sale. At March 31, 2003 securities available for sale were recorded at fair market value. Net unrealized gains of $160,000 are included in shareholders' equity, net of deferred tax of $54,000.

                          Community National Corporation
               Notes to Condensed Consolidated Financial Statements
                                   (Continued)

NOTE 4 - LOANS
Major classifications of loans are as follows (thousands):

                                               March 31,   December 31,
                                                 2003          2002
                                               --------     -----------
Mortgage loans on real estate:
  Real estate - mortgage                       $39,821        $36,803
  Commercial                                    32,006         33,323
  Construction                                   2,555          2,138
                                                ------         ------
       Total                                    74,382         72,264

Commercial loans                                 3,443          3,117
Installment loans                                4,682          4,473
                                                ------         ------
                                                82,507         79,854
Deferred net origination costs                       -             (3)
Allowance for loan losses                         (890)          (804)
                                                ------         ------
    Loans - net                                $81,617         79,047
                                                ======         ======

Loans on which the accrual of interest has been discontinued or reduced amounted to $574,000 and $1,023,000 at March 31, 2003 and December 31, 2002,
respectively.


NOTE 5 - COMPREHENSIVE INCOME
During the three months ended March 31, 2003 and 2002 total other comprehensive income was as follows (thousands):

                                                 2003          2002
                                                 ----          ----
   Net income                                   $ 395           232
   Other comprehensive income:
    Unrealized gain on securities
     available for sale, net of tax in 2003       106             -
                                                  ---           ---
       Total comprehensive income               $ 501           232
                                                  ===           ===

Accumulated comprehensive income consists of unrealized holding gains on securities available for sale of $106,000 at March 31, 2003. The Corporation did not have accumulated comprehensive income at December 31, 2002.

                          Community National Corporation
               Notes to Condensed Consolidated Financial Statements
                                   (Continued)


NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES
CNC is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit. They involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Exposure to credit loss in the event of nonperformance by the other parties to financial instruments for commitments to extend credit is represented by the contract amount of those instruments.

CNC uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2003 and December 31, 2002 were $6,565,000 and $7,100,000, respectively.

CNC and its subsidiaries are parties to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated financial position or results of operations.


NOTE 7 - DIVIDENDS
CNC declared a dividend of $.38 per share in December, 2002, payable in January, 2003. Shareholders could elect to receive cash or shares of stock with fractional shares paid in cash. Total cash dividends were $97,801 and dividends paid with shares of stock were $138,140 for 6,907 shares.

                  INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Shareholders and Board of Directors
Community National Corporation


We have reviewed the accompanying condensed consolidated balance sheet of Community National Corporation and Subsidiary as of March 31, 2003, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with U.S. generally accepted auditing standards, the consolidated balance sheet of Community National Corporation and Subsidiary as of December 31, 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated
January 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                          /s/ J.D. Cloud & Co. L.L.P.
                                          ----------------------------
                                          J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio
May 2, 2003

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


RESULTS OF OPERATIONS

CNC earned $395,000, or $0.63 per share, for the three months ended
March 31, 2003 compared to $232,000, or $0.37 per share, for the three months ended March 31, 2002. The increase in 2003 from 2002 is a result of improved net interest income and the gain on sale of investment securities. The net interest margin increased as interest rates on deposits decreased at a faster rate than interest rates on loans and investments during the quarter. The net interest margin of 4.15% remained relatively unchanged.

Net interest income for the three months ended March 31, 2003 increased $83,000, or 7.6%, from the comparable period in 2002. The increase in net interest income was a combination of an increased balance in interest-earning assets and lower cost of funds in relation to yield on earning assets.

While the average yield of 6.11% on interest-earning assets declined during the three months ended March 31, 2003 from 7.16% in 2002, this was offset by the increase in the daily average balances for loans. The decline in the yield of interest-earning assets was due to the continuing effect of decreasing market rates throughout 2002 and the subsequent scheduled and unscheduled re-pricing of assets during the first quarter, 2003.

The declining market rates throughout 2002 and into 2003 also resulted in a decrease in the cost for interest-bearing liabilities. Costs were reduced in all categories, but the largest reductions were in time deposits and savings. The cost of time deposits decreased as maturing accounts were reinvested in lower cost accounts or closed.

Although the net interest margin remained relatively the same as the first quarter of 2002, net interest income and net interest spread improved 4.3% and 15 basis points respectively. The improvements did not increase the net interest margin because of the increase in average earning assets during the first quarter of 2003.

Average earning assets increased $4.3 million to $106.3 million for the first quarter of 2003 from the same period in 2002, representing a 4.2% increase. The increase was attributable to increases in loan volume. Interest-earning assets were restructured to move funds from lower yielding federal funds sold to higher yielding loans. In addition, investment securities were reduced $1.3 million, or 5%, in order to invest the funds in higher yielding loans. Management has classified all investment securities as available for sale as a result of management's decision to monitor market conditions for further possible sales. Sales of securities resulted in a gain of $181,000 during the quarter ended March 3, 2003.

                          Community National Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average interest-bearing liabilities totaled $91.4 million for the first quarter of 2003, up $3.1 million from the same period in 2002. The increase was attributable to increases in average savings, NOW/Money Market Accounts, and short-term borrowings. Time certificates decreased $3.4 million, or 6.2%, for the first quarter 2003 compared to the comparable period in 2002.


MARCH 31, 2003 VS. DECEMBER 31, 2002.
Total average assets remained relatively the same at $114.9 million for the first quarter, 2003, compared with the fourth quarter, 2002 at $114.2 million. Average loans increased a total of $3.2 million, being funded from a decrease in lower yielding federal funds sold. Growth in the loan portfolio has been primarily due to growth in loans secured by real estate, both commercial and residential.

Average interest-bearing deposits for the first quarter, 2003 were $1.1 million less than for the fourth quarter, 2002. Although the average balance of savings and NOW/MMDA deposits increased during the first quarter, the total for average interest-bearing deposits declined because time deposits decreased $2.8 million during the first quarter. Such restructuring lowered the cost for funding.

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. The total loan loss provision and the other changes in the allowance for loan losses are shown below.

                                                Three Months Ended
                                                    March 31,
                                                 2003      2002
                                                  (thousands)
Balance, beginning of period                     $ 804      952
                                                   ---      ---
Charge-offs                                         23       86
Recoveries                                          19        1
                                                   ---      ---
Net charge-offs                                      4       85
                                                   ---      ---
Provision for loan losses                           90       60
                                                   ---      ---
Balance, end of period                           $ 890      927
                                                   ===      ===

                         Community National Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Charge-offs during 2003 are attributable to commercial-related loans, while 2002 charge-offs were attributable primarily to 1-4 family residential property and consumer loans.

The following table sets forth information regarding the past due, non-accrual and renegotiated loans of the Bank at the dates indicated:

                                       March 31,       December 31,
                                         2003             2002
                                       --------        -----------
                                              (thousands)
Loan accounted for on
 non-accrual basis                      $ 574             1,023
Accruing loans that are
 past due 90 days or more                 109               594
                                          ---             -----
   Total                                $ 683             1,617
                                          ===             =====

Accruing loans which are past due 90 days or more at March 31, 2003 and December 31, 2002 consist primarily of installment loans, loans secured by 1-4 family residential property, and loans secured by commercial real estate.

Loans accounted for on a non-accrual basis and loans past due greater than 90 days decreased from December 31, 2002 primarily due to increased foreclosures. The Bank has acquired various properties in foreclosure, resulting in the increase in other real estate owned.

NON-INTEREST INCOME
Total non-interest income increased $237,000 or 142% during the first quarter of 2003 compared to the first quarter of 2002. The major component of the increase is the gain on sale of investment securities, which totals $181,000. Service charges and other miscellaneous income increased $56,000, or 33.5%, as compared to the first quarter of 2002. Stronger activity in the secondary market loan program contributed to the increase in other miscellaneous income.

NON-INTEREST EXPENSE
Total non-interest expense increased $35,000 or 4.1% in the first quarter 2003 compared with the first quarter 2002, primarily due to personnel expenses. Salaries and employee benefits increased due to regular salary increases and additional staffing needs.

                        Community National Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL
Community National and CNC are required by regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially shareholders' equity less goodwill and other intangibles) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in CNC's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier I capital to risk-weighted assets must be at least 4.0% and the ratio of Total capital (Tier I capital plus Tier II capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier I capital to adjusted quarterly average total assets of 4.0%. A summary of the regulatory capital ratios of CNC follows:

                                             At                At
                                          March 31,        December 31,
                                            2003              2002
                                          ---------        ------------
Total risk-based                            16.4%             16.0%
Tier I risk-based                           15.1%             14.9%
Leverage                                     9.5%              8.9%

LIQUIDITY
Liquidity is the ability to have funds available at all times to meet the commitments of Community National. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets included cash and deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the bank's trade area. Community National solicits brokered deposits as a funding source to match against funding for interest rate risk purposes. Total brokered deposits as of March 31, 2003 were $8,212,000. The liquidity of Community National is enhanced by the fact that 62% of total deposits at March 31, 2003 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

At March 31, 2003, Community National's liquid assets amounted to $3.7 million or 3.2% of total gross assets, compared to $5.8 million or 5.0% at December 31, 2002. Secondary sources of liquidity include Community National's ability to sell loan participations, borrow funds from the Federal Home Loan Bank of Cincinnati and purchase federal funds. Management closely monitors the level of liquid assets available to meet ongoing funding needs. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Community National experienced no liquidity or operational problems as a result of the current liquidity levels.

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

                          PART II.  OTHER INFORMATION

                         Community National Corporation


Item 1. Legal Proceedings

CNC has been named as a defendant in a suit, filed September 27, 2002, in the Court of Common Pleas, Montgomery County, Ohio demanding payment for storage of equipment owned by a Community National Bank borrower. There have been no material developments concerning the suit since the matter was reported in the Form 10-KSB filed March 18, 2003.


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

        b. No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Community National Corporation
                               Registrant


Date:  May 14, 2003            /s/Paul J. Scheuermann
                               ------------------------------------------
                               Paul J. Scheuermann, President



Date:  May 14, 2003            /s/Gregory G. Eagan
                               ------------------------------------------
                               Gregory G. Eagan, Chief Financial Officer,
                               Community National Bank, subsidiary of
                               Community National Corporation

                               CERTIFICATIONS


In connection with the Quarterly Report of Community National Corporation
(CNC) on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul J. Scheuermann, President of CNC, certify, that:

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




/s/ Paul J. Scheuermann
-------------------------------------
Paul J. Scheuermann
President
May 14, 2003

                               CERTIFICATIONS

In connection with the Quarterly Report of Community National Corporation
(CNC) on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregory G. Eagan, Chief Financial Officer of CNC, certify, that:

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




/s/ Gregory G. Eagan
---------------------------------
Gregory G. Eagan
Chief Financial Officer
May 14, 2003