Form 10QSB
period 2003-06-30
COMMUNITY NATIONAL CORP /OH
filed 2003-08-12
CIK 1124184

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                FORM 10-QSB
(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 for the quarterly period ended June 30, 2003

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

                             Yes   X     No


The number of shares outstanding of the issuer's common stock, without par value, as of June 30, 2003, was 627,805 shares.

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

              Condensed Consolidated Balance Sheets ........................1

              Condensed Consolidated Statements of Income ..................2

              Condensed Consolidated Statements of Cash Flows ..............3

              Notes to Condensed Consolidated Financial Statements .......4-7


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations .............8-12


     Item 3.  Controls and Procedures ..................................12-13


Part II.  Other Information ...............................................14

                        Part I - Financial Information

Item 1.  Financial Statements

                          Community National Corporation
                       Condensed Consolidated Balance Sheets
                                   (thousands)
                                                  June 30,    December 31,
                                                    2003          2002
                                                (Unaudited)
ASSETS:
 Cash and due from banks                          $  5,152         2,405
 Federal funds sold                                    200         3,250
                                                  --------       -------
   Total cash and cash equivalents                   5,352         5,655
 Interest-bearing deposits in banks                    103           100
 Securities held to maturity, at cost                    -        23,877
 Securities available for sale, at market value     21,232             -
 Federal Reserve Bank stock and
    Federal Home Loan Bank stock, at cost              397           391
 Loans, net of allowance for loan losses            85,496        79,047
 Premises and equipment, net                         4,283         4,315
 Other real estate owned                             1,850           504
 Other assets                                          755           781
                                                  --------       -------
     TOTAL ASSETS                                 $119,468       114,670
                                                  ========       =======
LIABILITIES:
 Deposits-
  Non-interest-bearing                            $ 13,015        11,584
  Interest-bearing                                  93,018        91,530
                                                  --------       -------
   Total deposits                                  106,033       103,114

 Federal funds purchased                             1,350             -
 Accrued interest and other liabilities                518           889
                                                  --------       -------
     TOTAL LIABILITIES                             107,901       104,003
                                                  --------       -------
SHAREHOLDERS' EQUITY:
 Common stock-no par value, authorized
  1,500,000 shares; issued and outstanding
  627,805 shares at June 30, 2003 and
  620,898,shares at December 31, 2002                  785           776
 Surplus                                             1,237         1,109
 Retained earnings                                   9,493         8,782
 Accumulated other comprehensive income,
  net of taxes                                          52             -
                                                  --------       -------
      TOTAL SHAREHOLDERS' EQUITY                    11,567        10,667
                                                  --------       -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $119,468       114,670
                                                  ========       =======

The accompanying notes to financial statements are an integral part of these statements.
                                   -1-

                             Community National Corporation
                       Condensed Consolidated Statements of Income
                           (In thousands except per share data)
                                       (unaudited)
                                     Three Months Ended     Six Months Ended
                                           June 30,             June 30,
                                     ------------------     -----------------
                                       2003       2002       2003       2002
INTEREST INCOME:
 Interest and fees on loans           $1,512      1,544      3,017      3,088
 Interest on investment securities       162        310        355        628
                                       -----      -----      -----      -----
     TOTAL INTEREST INCOME             1,674      1,854      3,372      3,716

INTEREST EXPENSE:
 Interest on deposits                   (506)      (748)    (1,024)    (1,517)
 Interest on borrowings                   (5)         -        (10)        (1)
                                       -----      -----      -----      -----
     TOTAL INTEREST EXPENSE             (511)      (748)    (1,034)    (1,518)
                                       -----      -----      -----      -----
     NET INTEREST INCOME               1,163      1,106      2,338      2,198

PROVISION FOR LOAN LOSSES                (30)         -       (120)       (60)
                                       -----      -----      -----      -----
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES             1,133      1,106      2,218      2,138

NON-INTEREST INCOME:
  Service charges, fees and other        280        167        503        334
  Net gain on sales of securities         22          -        203          -
                                       -----      -----      -----      -----
     TOTAL NON-INTEREST INCOME           302        167        706        334
                                       -----      -----      -----      -----
NON-INTEREST EXPENSE:
  Salaries and employee benefits         502        449        998        905
  Other                                  448        494        837        888
                                       -----      -----      -----      -----
TOTAL NON-INTEREST EXPENSE               950        943      1,835      1,793
                                       -----      -----      -----      -----
     INCOME BEFORE INCOME TAXES          485        330      1,089        679

PROVISION FOR INCOME TAXES              (169)      (114)      (378)      (231)
                                       -----      -----      -----      -----
     NET INCOME                       $  316        216        711        448
                                       =====      =====      =====      =====

Dividends declared per common share   $    -          -          -          -

Basic earnings per common share       $ 0.50       0.35       1.13       0.72

Average shares outstanding           627,805    620,898    627,805    620,898


The accompanying notes to financial statements are an integral part of these statements.
                                   -2-

                         Community National Corporation
                Condensed Consolidated Statements of Cash Flows
                                  (thousands)
                                  (unaudited)
                                                          Six Months Ended
                                                               June 30,
                                                         ------------------
                                                            2003      2002
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $   711       448
 Adjustments -
  Depreciation and amortization                              198       199
  Provision for loan losses                                  120        60
  Gain on sale of securities                                (203)        -
  (Increase) decrease in other assets                         26      (122)
  (Decrease) in interest payable                            (109)     (480)
  (Decrease) in accrued liabilities                          (52)      (55)
                                                          ------    ------
     NET CASH PROVIDED BY OPERATING ACTIVITIES               691        50
                                                          ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales and maturing investment securities   36,169     7,345
 Purchases of investment securities                      (33,291)   (5,698)
 Net (increase) in loans                                  (7,876)   (5,574)
 Purchases of premises and equipment                        (127)     (115)
 Improvements to other real estate owned                     (40)        -
                                                          ------    ------
     NET CASH (USED IN) INVESTING ACTIVITIES              (5,165)   (4,042)
                                                          ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                  2,919     2,070
 Increase in federal funds purchased and other borrowings  1,350         -
 Cash dividends paid                                         (98)     (102)
                                                          ------    ------
     NET CASH PROVIDED BY FINANCING ACTIVITIES             4,171     1,968
                                                          ------    ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS                (303)   (2,024)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           5,655     5,903
                                                          ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 5,352     3,879
                                                          ======    ======
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $ 1,143     1,998
 Income taxes paid                                           378       166



The accompanying notes to financial statements are an integral part of these statements.

                        Community National Corporation
               Notes to Condensed Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION
Effective July 2, 2001, The Community National Bank (Community National) was reorganized as a one-bank holding company, Community National Corporation (CNC or Company). Substantially all of the assets, liabilities and operations of CNC are attributable to its wholly owned subsidiary, Community National Bank. The accompanying unaudited consolidated financial statements include the accounts of CNC and Community National Bank. All inter-company transactions are eliminated in consolidation.

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

The condensed consolidated financial statements at June 30, 2003 and for the three-month period and six-month periods then ended have been reviewed by J.D. Cloud & Co., L.L.P., CNC's independent certified public accountants, whose report on their review of the financial statements is included in this report.

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

Results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in CNC's December 31, 2002 Form 10-KSB filed with the Securities and Exchange Commission.

NOTE 2 - EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. CNC's capital structure includes no potential for dilution. There are no warrants, options or other arrangements that would increase the number of shares outstanding.

NOTE 3 - SECURITIES
All securities were reclassified as available for sale during the first quarter of 2003. During the quarter ended June 30, 2003, securities classified as available for sale, with an amortized cost of $993,000, were sold for $1,015,000 resulting in a realized gain of $22,000. The Company recognized a gain of $181,000 in the first quarter. At June 30, 2003 securities available for sale were recorded at fair market value. As a result, net unrealized gains of $79,000 are included in shareholders' equity, net of deferred tax of $27,000.

                          Community National Corporation
               Notes to Condensed Consolidated Financial Statements
                                   (Continued)

NOTE 4 - LOANS
Major classifications of loans are as follows (thousands):

                                               June 30,    December 31,
                                                 2003          2002
                                               --------     -----------
Mortgage loans on real estate:
  Real estate - mortgage                       $43,105         36,803
  Commercial                                    33,531         33,323
  Construction                                   1,826          2,138
                                                ------         ------
       Total                                    78,462         72,264

Commercial loans                                 3,087          3,117
Installment loans                                4,754          4,473
                                                ------         ------
                                                86,303         79,854
Deferred net origination costs                       -             (3)
Allowance for loan losses                         (807)          (804)
                                                ------         ------
    Loans - net                                $85,496         79,047
                                                ======         ======

Loans on which the accrual of interest has been discontinued or reduced amounted to $178,000 and $1,023,000 at June 30,2003 and December 31, 2002,
respectively. Loans past due greater than 90 days and accruing interest were $62,000 and $594,000 at June 30, 2003 and December 31, 2002,
respectively. The Bank has acquired various properties in foreclosure, resulting in an increase in other real estate owned.


NOTE 5 - COMPREHENSIVE INCOME
During the six months ended June 30, 2003 and 2002 total other comprehensive income was as follows (thousands):

                                        Three Months Ended   Six Months Ended
                                              June 30,           June 30,
                                        ------------------   ----------------
                                            2003    2002       2003    2002
                                            ----    ----       ----    ----
  Net income                                $316     216        711     448
  Other comprehensive income:
   Net unrealized gain (loss) on
    securities available for sale
    (net of taxes of $(21) and $27 for
    the three and six months ended
    June 30, 2003                            (39)      -         52       -
   Reclassification adjustment for net
    realized gain on sale of available
    for sale securities included in net
    income (net of taxes of $7)              (15)      -          -       -
                                             ---     ---        ---     ---
      Total comprehensive income            $262     216        763     448
                                             ===     ===        ===     ===

                                   -5-

                          Community National Corporation
               Notes to Condensed Consolidated Financial Statements
                                   (Continued)


NOTE 5 - COMPREHENSIVE INCOME (continued)
Accumulated comprehensive income consists of unrealized holding gains on securities available for sale of $52,000 at June 30, 2003. The
Company did not have accumulated comprehensive income at December 31, 2002.


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

CNC uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2003 and December 31, 2002 were $6,463,000 and $7,100,000, respectively.

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

                  INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To the Shareholders and Board of Directors
Community National Corporation


We have reviewed the accompanying condensed consolidated balance sheet of Community National Corporation and Subsidiary as of June 30, 2003, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

Cincinnati, Ohio
July 25, 2003

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

RESULTS OF OPERATIONS

JUNE 30, 2003 VS. JUNE 30, 2002
CNC earned $711,000, or $1.13 per share, during the six months ended June 30, 2003 compared to $448,000, or $0.72 per share, during the six months ended June 30, 2002. CNC earned $316,000, or $0.50 per share, for the three months ended June 30, 2003 compared to $216,000, or $0.35 per share, for the three months ended June 30, 2002. The increase in 2003 from 2002 is a result of the gain on sale of investment securities, increased non-interest income and improved net interest income.

During the six-month period in 2003, the CNC recognized $203,000 on gains on sales of securities, resulting in an after-tax effect on earnings of $134,000. The company did not sell any securities during the same period in 2002.

Non-interest income, excluding gain on sale of securities, grew 51%, or $169,000, largely as a result of increased activity in the secondary loan market and additional fee income on deposit accounts. Income from originating loans for the secondary mortgage market increased $97,000, an increase of 129% over the six-month period ending June 30, 2002. Fee income on deposit accounts increased $39,000, or 17%.

Net interest income for the six months ended June 30, 2003 increased $140,000, or 6.4%, from the comparable period in 2002. The increase in net interest income was a combination of an increased balance in interest-earning assets and lower cost of funds in relation to the yield on earning assets.

Average earning assets increased $3.4 million to $107.2 million during the second quarter of 2003 from the same period in 2002, representing a 3.3% increase. The increase was attributable to increases in loan volume. While the average yield of 6.02% on interest-earning assets declined during the six months ended June 30, 2003 from 7.03% in 2002, this was offset by the increase in the daily average balances for loans. The decline in the yield of interest-earning assets was due to the continuing effect of decreasing market rates through the last six months of 2002 and for the first six months of 2003.

                          Community National Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


The average balance of loans for the six months ended June 30, 2003 was $6 million greater than June 30, 2002, representing an increase of 8%. The yield on other earning assets declined from 4.59% at June 30, 2002 to 2.88% at June 30, 2003, resulting in a decline in earnings between the six-month periods of $273,000.

The declining market rates throughout 2002 and into 2003 also resulted in a decrease in the cost for interest-bearing liabilities. Costs were reduced in all categories, but the largest reductions were in time deposits and savings. The cost of time deposits decreased as maturing accounts were reinvested in lower cost accounts or closed. Average interest-bearing liabilities totaled $92.1 million for the six months ended June 30, 2003, up $2.3 million from the same period in 2002. The increase was attributable to increases in average savings, NOW/Money Market Accounts, and short-term borrowings. Average time certificates decreased $2.8 million, or 5.1%, for the six months ended
June 30, 2003 compared to June 30, 2002.

Non-interest expense increased 2%, or $42,000, for the six-month period ended June 30, 2003 versus the same period in 2002. The increase was primarily a result of expenses related to personnel costs associated with the volume of loan activity. The total of other non-interest expenses declined in the six-month period in 2003 from the same period in 2002.

Net interest income for the three months ended June 30, 2003 increased $57,000, or 5.2%, from the comparable period in 2002. This increase in net interest income was also a combination of an increased balance in interest-earning assets and lower cost of funds in relation to the yield on earning assets.

Non-interest income, excluding gain on sale of securities, increased $113,000 or 67.7%, largely as a result of increased activity in the loan market and additional fee income on deposit accounts. Income from originating loans for the secondary mortgage market increased $46,000, an increase of 97.9% over the three-month period ending June 30, 2002. Fee income on deposit accounts increased $33,000, or 29.5%.

Total non-interest expense increased less than 1% for the three-month period ended June 30, 2003 versus the same period in 2002, although, expenses for salaries and employee benefits increased $53,000, or 11.8%. The increase related to personnel costs was a result of the increased loan activity.


THREE MONTHS ENDED JUNE 30, 2003 VS. MARCH 31, 2003.
Total average assets increased to $117.9 million during the second quarter, an increase of $3.0 million, or 2.7%, from the first quarter. Average loans increased a total of $3.4 million, being funded from an increase in customer bank deposits and decrease in investment securities. Growth in the loan portfolio has been primarily due to growth in loans secured by real estate, both commercial and residential.

                          Community National Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Average deposits for the second quarter, 2003 were $2.3 million more than for the first quarter, with the growth being split evenly between non-interest bearing and interest bearing accounts.

CNC earned $316,000, during the three months ended June 30, 2003 compared to $395,000, or $0.63 per share, during the three months ended March 31, 2003. The decrease in the second quarter was a result of less gain on sales of investment securities. Realized gains were $181,000 during the first quarter.

Non-interest income grew $57,000, or 26%, in the second quarter, with the increases coming through service charges on deposit accounts and fee income from secondary mortgage market activity.

Non-interest expense increased $65,000, or 7%, primarily as a result of expenses related to other real estate owned.

Net interest income, excluding loan fees, for the three months ended June 30, 2003 decreased $11,000, or 0.25%, from the first quarter. The decrease was a result of decreased yields in the investment portfolio.

The net interest margin was 4.04% for the three months ended June 30, 2003 as compared to 4.15% for the three months ended March 31, 2003.


PROVISION FOR LOAN LOSSES
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. The total loan loss provision and the other changes in the allowance for loan losses are shown below.

                                                 Six Months Ended
                                                     June 30,
                                                 2003      2002
                                                  (thousands)
Balance, beginning of period                     $ 804      952
                                                   ---      ---
Charge-offs                                        146      178
Recoveries                                          29        7
                                                   ---      ---
Net charge-offs                                    117      171
                                                   ---      ---
Provision for loan losses                          120       60
                                                   ---     ----
Balance, end of period                           $ 807      841
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

The following table sets forth information regarding the past due, non-accrual and renegotiated loans of the Bank at the dates indicated:

                                       June 30,        December 31,
                                         2003             2002
                                       --------        -----------
                                              (thousands)
Loan accounted for on
   non-accrual basis                    $ 178             1,023
Accruing loans that are
   past due 90 days or more                62               594
                                          ---             -----
   Total                                $ 240             1,617
                                          ===             =====


Accruing loans which are past due 90 days or more at June 30, 2003 consists of consumer installments loans secured by vehicles. Accruing loans which are past due 90 days or more at December 31, 2002 consist primarily of installment loans, loans secured by 1-4 family residential property, and loans secured by commercial real estate.

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

                         Community National Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


A summary of the regulatory capital ratios of CNC follows:

                                             At                At
                                          June 30,         December 31,
                                            2003              2002
                                          ---------        ------------
Total risk-based                            15.7%             16.0%
Tier I risk-based                           14.7%             14.9%
Leverage                                     9.6%              8.9%


LIQUIDITY
Liquidity is the ability to have funds available at all times to meet the commitments of Community National. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets included cash and deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the bank's trade area. Community National solicits brokered deposits as a funding source to match against funding for interest rate risk purposes. Total brokered deposits as of June 30, 2003 were $8,015,000. The liquidity of Community National is enhanced by the fact that 62% of total deposits at June 30, 2003 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

At June 30, 2003, Community National's liquid assets amounted to $5.5 million or 5.0% of total gross assets, compared to $5.8 million or 5.0% at December 31, 2002. Secondary sources of liquidity include Community National's ability to sell loan participations, borrow funds from the Federal Home Loan Bank of Cincinnati, sell unpledged securities, and purchase federal funds. Management closely monitors the level of liquid assets available to meet ongoing funding needs. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Community National experienced no liquidity or operational problems as a result of the current liquidity levels.


Item 3.  Controls and Procedures

a) Disclosure controls and procedures. The Chief Executive Officer and the principal financial officer have carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon this evaluation, these officers have concluded that as of June 30, 2003, the Company's disclosure controls and procedures were adequate.

                         Community National Corporation

b) Changes in internal control over financial reporting. During the period covered by this report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Item 2. Changes in Securities and Use of Proceeds - Not Applicable


Item 3. Defaults by the Company on its Senior Securities - Not Applicable


Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of the Company was held on April 15, 2003. The only matter voted on by the shareholders of the Company was the election of the four Class II Directors to serve until the 2005 Annual Meeting.

The following persons were elected as Class II Directors by the votes indicated:

            Director                For      Withheld
            --------                ---      --------
            Donald G. Burns	    416,592          0
            W. Leslie Earnhart    416,592          0
            T.C. Garland    	    416,592          0
            Paul J. Scheuermann   411,257      5,335

The following Class I members of the Board of Directors have terms expiring in 2004: Robert C. Campbell, James L. Gross, Jr. and Stanley E. Kolb.


Item 5. Other Information - Not Applicable


Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

		Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Paul J.
            Scheuermann.

		Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Gregory
            G. Eagan.

            Exhibit 32 - Section 1350 Certifications

        b. No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Community National Corporation
                               Registrant


Date:  August 12, 2003         /s/Paul J. Scheuermann
                               ------------------------------------------
                               Paul J. Scheuermann, President



Date:  August 12, 2003         /s/Gregory G. Eagan
                               ------------------------------------------
                               Gregory G. Eagan, Chief Financial Officer,
                               Community National Bank, subsidiary of
                               Community National Corporation

                                Exhibit 31.1

                               CERTIFICATIONS


In connection with the Quarterly Report of Community National Corporation
(CNC) on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul J. Scheuermann, President of CNC, certify, that:

     (1)  I have reviewed this report on Form 10-QSB of CNC;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

     (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), for the registrant and have:

           a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     (5) The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting,, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

           a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and

           b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.




/s/Paul J. Scheuermann
-------------------------------------
Paul J. Scheuermann
President
August 12, 2003

                                Exhibit 31.2

                               CERTIFICATIONS

In connection with the Quarterly Report of Community National Corporation
(CNC) on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregory G. Eagan, Chief Financial Officer of CNC, certify, that:

     (1)  I have reviewed this report on Form 10-QSB of CNC;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

     (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     (5) The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting,, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and

           b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.




/s/Gregory G. Eagan
---------------------------------
Gregory G. Eagan
Chief Financial Officer
August 12, 2003

                                  EXHIBIT 32


                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Community National Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Paul J. Scheuermann, Chief Executive Officer, and Gregory G. Eagan, principal financial officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Paul J. Scheuermann                    /s/Gregory G. Eagan
--------------------------------          --------------------------------
Paul J. Scheuermann                       Gregory G. Eagan
President                                 Chief Financial Officer


August 12, 2003