Form 10QSB
period 2003-09-30
COMMUNITY NATIONAL CORP /OH
filed 2003-11-12
CIK 1124184

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                FORM 10-QSB
(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 for the quarterly period ended September 30, 2003

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

                             Yes   X     No
                                  ---       ---

The number of shares outstanding of the issuer's common stock, without par value, as of September 30, 2003, was 627,805 shares.


Transitional small business disclosure format.  Yes       No X
                                                   ---      ---

                        Community National Corporation

                                   INDEX


                                                                          Page
PART I.  FINANCIAL INFORMATION                                            ----

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

              Notes to Condensed Consolidated Financial Statements .......4-7


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations .............8-12


     Item 3.  Controls and Procedures ..................................12-13


Part II.  Other Information ...............................................14

                        Part I - Financial Information

Item 1.  Financial Statements

                          Community National Corporation
                       Condensed Consolidated Balance Sheets
                                   (thousands)
                                               September 30,  December 31,
                                                    2003          2002
                                                (Unaudited)
ASSETS:
 Cash and due from banks                          $  3,645         2,405
 Federal funds sold                                  4,950         3,250
                                                   -------       -------
   Total cash and cash equivalents                   8,595         5,655
 Interest-bearing deposits in banks                    102           100
 Securities held to maturity, at cost                    -        23,877
 Securities available for sale, at market value     20,456             -
 Federal Reserve Bank stock and
    Federal Home Loan Bank stock, at cost              400           391
 Loans, net of allowance for loan losses            91,004        79,047
 Premises and equipment, net                         4,222         4,315
 Other real estate owned                             1,682           504
 Other assets                                          674           781
                                                   -------       -------
     TOTAL ASSETS                                 $127,135       114,670
                                                   =======       =======
LIABILITIES:
 Deposits-
  Non-interest-bearing                            $ 12,293        11,584
  Interest-bearing                                 102,562        91,530
                                                   -------       -------
   Total deposits                                  114,855       103,114

 Accrued interest and other liabilities                451           889
                                                   -------       -------
     TOTAL LIABILITIES                             115,306       104,003
                                                   -------       -------
SHAREHOLDERS' EQUITY:
 Common stock-no par value, authorized
  1,500,000 shares; issued and outstanding
  627,805 shares at September 30, 2003 and
  620,898,shares at December 31, 2002                  785           776
 Surplus                                             1,237         1,109
 Retained earnings                                   9,824         8,782
 Accumulated other comprehensive income (loss),
  net of taxes                                         (17)            -
                                                   -------       -------
      TOTAL SHAREHOLDERS' EQUITY                    11,829        10,667
                                                   -------       -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $127,135       114,670
                                                   =======       =======

The accompanying notes to financial statements are an integral part of these statements.
                                   -1-

                             Community National Corporation
                       Condensed Consolidated Statements of Income
                           (In thousands except per share data)
                                       (unaudited)
                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30
                                     ------------------     -----------------
                                       2003       2002       2003       2002
INTEREST INCOME:
 Interest and fees on loans           $1,573      1,558      4,590      4,646
 Interest on investment securities       141        275        496        903
                                       -----      -----      -----      -----
     TOTAL INTEREST INCOME             1,714      1,833      5,086      5,549

INTEREST EXPENSE:
 Interest on deposits                   (476)      (684)    (1,500)    (2,201)
 Interest on borrowings                    -         (1)       (10)        (2)
                                       -----      -----      -----      -----
     TOTAL INTEREST EXPENSE             (476)      (685)    (1,510)    (2,203)
                                       -----      -----      -----      -----
     NET INTEREST INCOME               1,238      1,148      3,576      3,346

PROVISION FOR LOAN LOSSES                (70)       (70)      (190)      (130)
                                       -----      -----      -----      -----
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES             1,168      1,078      3,386      3,216

NON-INTEREST INCOME:
  Service charges, fees and other        278        198        781        532
  Net gain on sales of securities          -          -        203          -
                                       -----      -----      -----      -----
     TOTAL NON-INTEREST INCOME           278        198        984        532
                                       -----      -----      -----      -----
NON-INTEREST EXPENSE:
  Salaries and employee benefits         529        442      1,527      1,347
  Other                                  414        332      1,251      1,220
                                       -----      -----      -----      -----
TOTAL NON-INTEREST EXPENSE               943        774      2,778      2,567
                                       -----      -----      -----      -----
     INCOME BEFORE INCOME TAXES          503        502      1,592      1,181

PROVISION FOR INCOME TAXES              (172)      (169)      (550)      (400)
                                       -----      -----      -----      -----
     NET INCOME                       $  331        333      1,042        781
                                       =====      =====      =====      =====

Dividends declared per common share   $    -          -          -          -

Basic earnings per common share       $ 0.53       0.54       1.66       1.26

Average shares outstanding           627,805    620,898    627,805    620,898


The accompanying notes to financial statements are an integral part of these statements.
                                   -2-

                         Community National Corporation
                Condensed Consolidated Statements of Cash Flows
                                  (thousands)
                                  (unaudited)
                                                         Nine Months Ended
                                                            September 30,
                                                         ------------------
                                                            2003      2002
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $ 1,042       781
 Adjustments -
  Depreciation and amortization                              358       293
  Provision for loan losses                                  190       130
  Loss on the sale of other real estate owned                  -        50
  Gain on sale of securities                                (203)        -
  (Increase) decrease in other assets                        108       (69)
  (Decrease) in interest payable                            (164)     (503)
  Increase (Decrease) in accrued liabilities                 (44)       62
                                                          ------    ------
     NET CASH PROVIDED BY OPERATING ACTIVITIES             1,287       744
                                                          ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales and maturing investment securities   40,299    13,778
 Purchases of investment securities                      (36,829)  (12,203)
 Net (increase) in loans                                 (13,434)   (6,175)
 Proceeds from the sale of other real estate
  owned                                                      164       161
 Purchases of premises and equipment                        (135)     (167)
 Improvements to other real estate owned                     (55)        -
                                                          ------    ------
     NET CASH (USED IN) INVESTING ACTIVITIES              (9,990)   (4,606)
                                                          ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                 11,741     9,877
 Cash dividends paid                                         (98)     (102)
                                                          ------    ------
     NET CASH PROVIDED BY FINANCING ACTIVITIES            11,643     9,775
                                                          ------    ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS               2,940     5,913

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           5,655     5,903
                                                          ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 8,595    11,816
                                                          ======    ======
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $ 1,674     2,706
 Income taxes paid                                           546       385



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

The condensed consolidated financial statements at September 30, 2003 and for the three-month period and nine-month periods then ended have been reviewed by J.D. Cloud & Co., L.L.P., CNC's independent certified public accountants, whose report on their review of the financial statements is included in this report.

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

Results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003. These unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements, accounting policies and financial notes thereto included in CNC's December 31, 2002 Form 10-KSB filed with the Securities and Exchange Commission.

NOTE 2 - EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. CNC's capital structure includes no potential for dilution. There are no warrants, options or other arrangements that would increase the number of shares outstanding.

NOTE 3 - SECURITIES
All securities were reclassified as available for sale during the first quarter of 2003. The Company has recognized a gain of $203,000 through the first nine months of 2003 for sale of securities. No sales were made during the quarter ended September 30, 2003. At September 30, 2003 securities available for sale were recorded at fair market value. As a result, net unrealized losses of $17,000 are included in shareholders' equity, net of a deferred tax asset of $9,000.

                          Community National Corporation
               Notes to Condensed Consolidated Financial Statements
                                   (Continued)

NOTE 4 - LOANS
Major classifications of loans are as follows (thousands):

                                             September 30,  December 31,
                                                 2003           2002
                                               --------     -----------
Mortgage loans on real estate:
  Real estate - mortgage                       $48,161         36,803
  Commercial                                    34,120         33,323
  Construction                                   1,390          2,138
                                                ------         ------
       Total                                    83,671         72,264

Commercial loans                                 3,356          3,117
Installment loans                                4,840          4,473
                                                ------         ------
                                                91,867         79,854
Deferred net origination costs                      (3)            (3)
Allowance for loan losses                         (860)          (804)
                                                ------         ------
    Loans - net                                $91,004         79,047
                                                ======         ======

Loans on which the accrual of interest has been discontinued or reduced amounted to $324,000 and $1,023,000 at September 30, 2003 and December 31, 2002, respectively. Loans past due greater than 90 days and accruing interest were $64,000 and $594,000 at September 30, 2003 and December 31, 2002, respectively. The Bank has acquired various properties in foreclosure, resulting in an increase in other real estate owned.


NOTE 5 - COMPREHENSIVE INCOME
During the nine months ended September 30, 2003 and 2002 total other comprehensive income was as follows (thousands):

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        ------------------   ----------------
                                            2003    2002       2003    2002
                                            ----    ----       ----    ----
  Net income                                $331     333      1,042     781
  Other comprehensive income:
   Net unrealized loss on
    securities available for sale,
    net of tax benefits of $(35) and
    $(2) for the three and nine
    months ended September 30, 2003          (69)      -         (2)      -
   Reclassification adjustment for net
    realized gain on sale of available
    for sale securities included in net
    income, net of tax of $7                   -       -        (15)      -
                                             ---     ---      -----     ---
      Total comprehensive income            $262     333      1,025     781
                                             ===     ===      =====     ===

                                   -5-

                          Community National Corporation
               Notes to Condensed Consolidated Financial Statements
                                   (Continued)


NOTE 5 - COMPREHENSIVE INCOME (continued)
Accumulated comprehensive income consists of unrealized holding losses on securities available for sale of $17,000 at September 30, 2003. The Company did not have accumulated comprehensive income at December 31, 2002.


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

CNC uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2003 and December 31, 2002 were $4,762,000 and $7,100,000, respectively.

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

                      INDEPENDENT ACCOUNTANT'S REPORT



To the Shareholders and Board of Directors
Community National Corporation


We have reviewed the condensed consolidated balance sheet of Community National Corporation and Subsidiary as of September 30, 2003, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with U.S. generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with U.S. generally accepted auditing standards, the consolidated balance sheet of Community National Corporation and Subsidiary as of December 31, 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                          /s/ J.D. Cloud & Co. L.L.P.
                                          ----------------------------
                                          J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio
November 7, 2003

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

RESULTS OF OPERATIONS

SEPTEMBER 30, 2003 VS. SEPTEMBER 30, 2002
CNC earned $1,042,000, or $1.66 per share, during the nine months ended September 30, 2003 compared to $781,000, or $1.26 per share, during the nine months ended September 30, 2002. The increase in 2003 from 2002 is a result of the gain on sale of investment securities, improved net interest income and increased non-interest income. CNC earned $331,000, or $0.53 per share, for the three months ended September 30, 2003 compared to $333,000, or $0.54 per share, for the three months ended September 30, 2002.

During the nine-month period in 2003, the CNC recognized $203,000 on gains on sales of securities, resulting in an after-tax effect on earnings of $134,000. The company did not sell any securities during the same period in 2002.

Non-interest income, excluding gain on sale of securities, grew 47%, or $249,000, largely as a result of increased activity in the secondary loan market and additional fee income on deposit accounts. Income from originating loans for the secondary mortgage market increased $157,000, an increase of 121% over the nine-month period ending September 30, 2002. Fee income on deposit accounts increased $57,000, or 16%.

Net interest income for the nine months ended September 30, 2003 increased $230,000, or 6.9%, from the comparable period in 2002. The increase in net interest income was a combination of an increased balance in interest-earning assets and lower cost of funds in relation to the yield on earning assets.

Average earning assets increased $4.3 million to $108.8 million through the three quarters of 2003 from the same period in 2002, representing a 4.1% increase. The increase was attributable to increases in loan volume.
The average balance of loans for the nine months ended September 30, 2003 was $7.1 million greater than September 30, 2002, representing an increase of 9.2%. While the average yield of 5.97% on interest-earning assets declined during the nine months ended September 30, 2003 from 6.96% in 2002, this was partially offset by the increase in the daily average balances for loans.
The decline in the yield of interest-earning assets was due to the continuing effect of decreasing market rates through the last three months of 2002 and for the first nine months of 2003.

                          Community National Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


The yield on other earning assets declined from 4.45% at September 30, 2002 to 2.73% at September 30, 2003, resulting in a decline in earnings between the nine-month periods of $407,000.

The declining market rates throughout 2002 and into 2003 also resulted in a decrease in the cost for interest-bearing liabilities. Costs were reduced in all categories, but the largest reductions were in time deposits and savings. The cost of time deposits decreased as maturing accounts were reinvested in lower cost accounts or closed. Average interest-bearing liabilities totaled $93.9 million for the nine months ended September 30, 2003, up $3.5 million, or 3.9%, from the same period in 2002. The increase was attributable to increases in average savings and NOW/Money Market Accounts. Average time certificates decreased $2.6 million, or 4.7%, for the nine months ended September 30, 2003 compared to September 30, 2002.

Non-interest expense increased 8%, or $211,000, for the nine-month period ended September 30, 2003 versus the same period in 2002. The increase was primarily a result of expenses related to personnel costs associated with the volume of loan activity. The total of other non-interest expenses increased 2.6% in the nine-month period in 2003 from the same period in 2002.

Net interest income for the three months ended September 30, 2003 increased $90,000, or 7.9%, from the comparable period in 2002. This increase in net interest income was also a combination of an increased balance in interest-earning assets and lower cost of funds in relation to the yield on earning assets.

Non-interest income for the three months ended September 30, 2003, excluding gain on sale of securities, increased $80,000 or 40.4%, from the comparable period in 2002 largely as a result of increased activity in the loan market and additional fee income on deposit accounts. Income from originating loans for the secondary mortgage market increased $60,000, an increase of 109.1% for the three-month period ending September 30, 2003 from the comparable period in 2002. Fee income on deposit accounts increased $18,000, or 14.2%.

Total non-interest expense increased $169,000, or 21.8%, for the three-month period ended September 30, 2003 versus the same period in 2002. The increase was primarily due to expenses for salaries and employee benefits as a result of the increased lending activity.


THREE MONTHS ENDED SEPTEMBER 30, 2003 VS. JUNE 30, 2003.
Total average assets increased to $122.2 million during the third quarter, an increase of $4.3 million, or 3.7%, from the second quarter. Average loans increased a total of $4.1 million, being funded from an increase in customer bank deposits and a decrease in investment securities. Growth in the loan portfolio has been primarily due to growth in loans secured by real estate, both commercial and residential.

                          Community National Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


portfolio has been primarily due to growth in loans secured by real estate, both commercial and residential.

Average deposits for the third quarter, 2003 were $5.5 million more than for the second quarter, with the growth being in the NOW/MMDA sector.

CNC earned $331,000, or $0.53 per share, during the three months ended September 30, 2003 compared to $316,000, or $0.50 per share, during the three months ended June 30, 2003. The increase in the third quarter was a result of increased net interest income.

Net interest income for the three months ended September 30, 2003 increased $75,000, or 6.4%, from the second quarter. The increase was a result of the combination of increased income on earning assets and decreased cost of funds.

Non-interest income decreased less than 1% in the third quarter as compared with the second quarter. Non-interest expense also decreased less than 1% as compared to the second quarter.

The net interest margin was 4.20% for the three months ended September 30, 2003 as compared to 4.04% for the three months ended June 30, 2003.


PROVISION FOR LOAN LOSSES
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. The total loan loss provision and the other changes in the allowance for loan losses are shown below.

                                                Nine Months Ended
                                                  September 30
                                                 2003      2002
                                                  (thousands)
Balance, beginning of period                     $ 804      952
                                                   ---      ---
Charge-offs                                        165      281
Recoveries                                          31       15
                                                   ---      ---
Net charge-offs                                    134      266
                                                   ---      ---
Provision for loan losses                          190      130
                                                   ---     ----
Balance, end of period                           $ 860      816
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

The following table sets forth information regarding the past due, non-accrual and renegotiated loans of the Bank at the dates indicated:

                                    September 30,      December 31,
                                         2003             2002
                                       --------        -----------
                                              (thousands)
Loans accounted for on
   non-accrual basis                    $ 325             1,023
Accruing loans that are
   past due 90 days or more                64               594
                                          ---             -----
   Total                                $ 389             1,617
                                          ===             =====

Accruing loans which are past due 90 days or more at September 30, 2003 consists of consumer installments loans secured by vehicles. Accruing loans which are past due 90 days or more at December 31, 2002 consist primarily of installment loans, loans secured by 1-4 family residential property, and loans secured by commercial real estate. Allowance for loan losses of $40,000 at September 30, 2003 are allocated to non-accrual loans. Loans accounted for on a non-accrual basis and loans past due greater than 90 days decreased from December 31, 2002 primarily due to increased foreclosures. The Bank has acquired various properties in foreclosure, resulting in the increase in other real estate owned. Allowance for loan losses of $40,000 at September 30, 2003 are allocated to non-accrual loans.


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

                         Community National Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


A summary of the regulatory capital ratios of CNC follows:

                                             At                At
                                        September 30,      December 31,
                                            2003              2002
                                          ---------        ------------
Total risk-based                            15.5%             16.0%
Tier I risk-based                           14.4%             14.9%
Leverage                                     9.5%              8.9%


LIQUIDITY
Liquidity is the ability to have funds available at all times to meet the commitments of Community National. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets included cash and deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the bank's trade area. Community National solicits brokered deposits as a funding source to match against funding for interest rate risk purposes. Total brokered deposits as of September 30, 2003 were $7,917,000. The liquidity of Community National is enhanced by the fact that 61% of total deposits at September 30, 2003 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

At September 30, 2003, Community National's liquid assets amounted to $8.7 million or 6.8% of total gross assets, compared to $5.8 million or 5.0% at December 31, 2002. Secondary sources of liquidity include Community National's ability to sell loan participations, borrow funds from the Federal Home Loan Bank of Cincinnati, sell unpledged securities, and purchase federal funds. Management closely monitors the level of liquid assets available to meet ongoing funding needs. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost Community National experienced no liquidity or operational problems as a result of the current liquidity levels.


Item 3.  Controls and Procedures

a) Disclosure controls and procedures. The Chief Executive Officer and the principal financial officer have carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon this evaluation, these officers have concluded that as of September 30, 2003, the Company's disclosure controls and procedures were adequate.

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

        b. No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Community National Corporation
                               Registrant


Date:  November 12, 2003       /s/Paul J. Scheuermann
                               ----------------------------------------
                               Paul J. Scheuermann, President



Date:  November 12, 2003       /s/Gregory G. Eagan
                               ----------------------------------------
                               Gregory G. Eagan, Principal Financial
                               Officer

                                Exhibit 31.1

                               CERTIFICATIONS


In connection with the Quarterly Report of Community National Corporation
(CNC) on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul J. Scheuermann, President of CNC, certify, that:

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




/s/Paul J. Scheuermann
-------------------------------------
Paul J. Scheuermann
President
November 12, 2003

                                Exhibit 31.2

                               CERTIFICATIONS

In connection with the Quarterly Report of Community National Corporation
(CNC) on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregory G. Eagan, Principal Financial Officer of CNC, certify, that:

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




/s/Gregory G. Eagan
---------------------------------
Gregory G. Eagan
Principal Financial Officer
November 12, 2003