Form 10KSB
period 2003-12-31
COMMUNITY NATIONAL CORP /OH
filed 2004-03-30
CIK 1124184

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549

                                     FORM 10-KSB

   (Mark One)

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 2003

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

          Yes   X     No
               ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $8,057,000.

The issuer's common shares are quoted on the Over The Counter Bulletin Board Service maintained by NASDAQ under the symbol CMNC. Management is aware of a sale of the issuer's shares for $26.00 per share on January 16, 2004. Based upon such price, the aggregate market value of the issuer's shares held by non-affiliates was $11,723,244.

As of January 31, 2004, 633,014 common shares were issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders of Community National Corporation, Inc. (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-KSB:

     1.  Section 16(a) Beneficial Ownership Reporting Compliance;
     2.  Compensation of Executive Officers and Directors;
     3. Voting Securities and Ownership of Certain Beneficial Owners and Management;
     4.  Certain Relationships and Related Transactions; and
     5.  Principal Accountant Fees and Services


Transitional Small Business Issuer Format  [ ] Yes   [X] No

                        Community National Corporation
                     For the Year Ended December 31, 2003
                              Table of Contents


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


                                   PART II
                                   -------
Item 5:    Market for Registrant's Common Equity and Related
              Stockholder Matters ........................................ 20
Item 6:    Management's Discussion and Analysis of Financial
              Condition and Results of Operations ........................ 21
Item 7:    Financial Statements .......................................... 25
Item 8:    Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure ..................... 44
Item 8a:   Controls and Procedures ....................................... 44


                                   PART III
                                   --------
Item 9:    Directors and Executive Officers of the Registrant ............ 45
Item 10:   Executive Compensation ........................................ 47
Item 11:   Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters.............. 47
Item 12:   Certain Relationships and Related Transactions ................ 47
Item 13:   Exhibits and Reports on Form 8-K .............................. 47
Item 14:   Principal Accountant Fees and Services ........................ 47


Signatures
Exhibit Index

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                 GENERAL

Community National Corporation (the "Company" or "CNC"), an Ohio corporation, is a bank holding company which owns all of the issued and outstanding common shares of The Community National Bank (the "Bank"), chartered under the laws of the United States. The Bank was incorporated in 1983 as a local independent bank to serve the people and businesses of the Franklin/ Springboro/Carlisle area. CNC was incorporated in 2000 and organized in 2001. Community National Bank was reorganized into a bank holding company structure in 2001 and is now operated as the wholly owned bank subsidiary of CNC.

The Bank is engaged in the commercial banking business in southwestern Ohio, providing a variety of consumer and commercial financial services. The primary business of the Bank consists of providing such customary banking services as checking and savings accounts, various types of time deposits, safe deposit facilities, money transfers, and individual retirement accounts. The Bank also finances consumer and commercial transactions, makes secured and unsecured loans, and provides other financial services to its customers through the Bank. As part of its lending services, the Bank operates a loan production office in southeastern Ohio.

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

The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated:
                                             At December 31,
                                   ----------------------------------
                                         2003               2002
                                   ---------------    ---------------
                                              % of               % of
                                   Amount    Total    Amount    Total
                                   ------    -----    ------    -----
Commercial and industrial         $ 3,277      3.5%  $ 3,117      3.9%
Real estate - construction          1,531      1.6%    2,138      2.7%
Real estate - mortgage             85,040     89.8%   70,126     87.8%
Installment loans to individuals    4,874      5.1%    4,473      5.6%
Lease financing                         -      0.0%        -      0.0%
                                   ------    -----    ------    -----
    Total loans                   $94,722    100.0%  $79,854    100.0%
                                             =====              =====

Deferred net origination costs         (3)                (3)
Allowance for loan losses            (887)              (804)
                                   ------             ------
    Net loans                     $93,832            $79,047
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

LOAN MATURITY SCHEDULE

The following table sets forth certain information at December 31, 2003, regarding the net dollar amount of commercial and industrial and real estate construction loans maturing in the Bank's portfolio, based on contractual terms to maturity. Loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less:

                           Due 0-1 Year  Due 1-5 Years  Due 5 + Years   Total
                           ------------  -------------  -------------   -----
                                                 (In thousands)
Commercial and industrial    $ 1,018         1,634          625         3,277
Real estate - construction     1,099           404           28         1,531
                              ------         -----          ---         -----
    Total                    $ 2,117         2,038          653         4,808
                              ======         =====          ===         =====

The following table sets forth the dollar amount of certain loans, due after one year from December 31, 2003, which have predetermined interest rates and floating or adjustable interest rates:

                             Predetermined        Floating or
                                 rates          adjustable rates     Total
                             -------------      ----------------    -------
                                                 (In thousands)
Commercial and industrial       $ 526               1,733            2,259
Real estate - construction         28                 404              432
                                 ----               -----            -----
    Total                       $ 554               2,137            2,691
                                 ====               =====            =====

LOAN PROCESSING
Loan officers are authorized by the Board of Directors to approve loans up to specified limits. Loans exceeding the loan officers' approval authority are referred to the Bank's Loan Committee. Any loans made by the Bank in excess of the limits established for the Loan Committee must be approved by the Board of Directors. All new loans are reported to the Board on a monthly basis.

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

Generally, when a real estate loan becomes delinquent more than 90 days, an evaluation of the collateral is performed. When deemed appropriate by management, the Bank institutes action to foreclose on the real estate or to acquire the real estate by deed in lieu of foreclosure. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower's ability and willingness to cooperate in curing delinquencies. If a foreclosure occurs, the real estate is sold at public sale and may be purchased by the Bank. Installment loans are generally charged off if four payments have been missed. Generally, all other loans are placed on non-accrual status if they are 90 days or more delinquent. A loan may remain on accrual status after it is 90 days delinquent if it is reasonably certain the account will be settled in its entirety or brought current within a 30-day period. Cash payments received on non-accrual loans are applied against principal until the balance is repaid. Any remaining payments are credited to earnings. Non-performing loans include non-accrual loans and loans past due ninety days or more.

The following table sets forth certain information regarding the past due, non-accrual and renegotiated loans of the Bank at the dates indicated:
                                                      At December 31,
                                                --------------------------
                                                      2003      2002
                                                      (In thousands)
                                                     ------    ------
Loans accounted for on non-accrual basis             $  305     1,023
Accruing loans which are past due 90 days or more       754       594
Renegotiated loans                                        -         -
                                                      -----     -----
    Total                                            $1,059     1,617
                                                      =====     =====

If interest on non-accrual loans had been recognized during 2003, such income would have been $50,000. Interest income recognized was $43,000 in 2003.

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

ALLOWANCE FOR LOAN LOSSES
Federal regulations require that the Bank establish prudent general allowances for loan losses. Management, with oversight responsibility provided by the Board of Directors, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, historical charge off trends, the volume and quality of the loan portfolio, review of specific problem loans, and current economic
conditions that may affect the borrower's ability to pay.   At December 31,
2003, the Bank's allowance for loan losses totaled $887,000.

The following table sets forth an analysis of the Bank's allowance for losses on loans for the periods indicated:
                                                   December 31,
                                        --------------------------------
                                                 2003      2002
                                              (Dollars in thousands)
Balance at beginning of period                $   804        952
                                               ------     ------
Charge-offs:
   Commercial and industrial                      140         77
   Commercial real estate                           -          -
   Agricultural                                     -          -
   Residential real estate                         27        222
   Installment                                     95         76
   Credit card                                      -          -
   Other                                            -          -
                                               ------     ------
     Total charge-offs                            262        375
                                               ------     ------
Recoveries:
   Commercial and industrial                        4          4
   Commercial real estate                           -          -
   Agricultural                                     -          -
   Residential real estate                          -          -
   Installment                                     30         23
   Credit card                                      -          -
   Other                                            -          -
                                               ------     ------
     Total recoveries                              34         27
                                               ------     ------
Net charge-offs                                   228        348
Provision for possible loan losses                311        200
                                               ------     ------
     Balance at end of period                 $   887        804
                                               ======     ======
Ratio of net charge-offs to average loans
  outstanding during the period                   0.3%       0.4%
                                               ======     ======
Average loans outstanding                     $86,528     77,744
                                               ======     ======

Because the loan loss allowance is based on estimates, it is monitored regularly and adjusted as necessary to provide an adequate allowance.


                            INVESTMENT ACTIVITIES

The following table presents the amortized cost of securities for the years indicated:
<CAPTION?
                                                    At December 31,
                                              ------------------------
                                                   2003        2002
                                                   ----        ----
                                                     (In thousands)
Securities available-for-sale:
  U.S. Treasury and Agency Securities            $15,400       23,877
  Mortgage Backed Securities                       4,490            -
                                                  ------       ------
       Total securities available-for-sale        19,890       23,877

  Federal Reserve Bank                                53           53
  Federal Home Loan Bank                             351          338
                                                  ------       ------
Total securities                                 $20,294       24,268
                                                  ======       ======

Contractual maturities of debt securities at December 31, 2003, were as follows.  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.
                                 Amortized      Market
                                    Cost         Value         Yield
                                 ---------      ------         -----
                                         (Dollars in thousands)
U.S. Treasury and Agency
 Securities:
  Within one year                 $ 8,059         8,080         2.95%
  One to five years                 7,341         7,320         2.88%
                                  -------       -------        -----
    Total U.S Treasury
      and Agency Securities        15,400        15,400         2.92%
                                  -------       -------        -----

Mortgage Backed Securities          4,490         4,432         2.38%
                                  -------       -------        -----
                                  $19,890        19,832         2.80%
                                  =======       =======        =====

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

DEPOSITS. Community National Bank offers a full range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses, and employees of businesses within the Bank's market area, obtained through the personal solicitation of its officers and directors, direct mail solicitation, and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges, etc.

The following table sets forth the dollar amount of deposits in the various types of products offered by the Bank as of December 31:
                                     Percent               Percent
                              2003   of Total       2002   of Total
                              ----   --------       ----   --------
                                      (Dollars in thousands)
Demand                     $ 13,020    12.2%       11,584    11.2%
NOW                          23,585    22.1%       21,807    21.2%
Savings                      17,529    16.4%       15,918    15.4%
Money market deposit            638     0.6%          778     0.8%
CDs less than $100,000       31,358    29.3%       30,180    29.3%
CDs greater than $100,000    20,774    19.4%       22,847    22.1%
Other                             -     0.0%            -     0.0%
                            -------   -----       -------    ----
 Total deposits            $106,904   100.0%      103,114   100.0%
                            =======   =====       =======   =====

The following table sets forth the dollar amount of time deposits greater than $100,000 maturing in the periods indicated:

            Maturity                     At December 31, 2003
            --------                     --------------------
                                           (In thousands)
        Three months or less                   $ 5,783
        Over 3 months to 6 months                4,699
        Over 6 months to 12 months               4,772
        Over twelve months                       5,520
                                                ------
          Total                                $20,774
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

<CAPTIION>
                                    Year ended December 31
                                    (Dollars in thousands)
                  -----------------------------------------------------------
                               2003                          2002
                  ----------------------------- -----------------------------
                    Average   Average  Interest   Average   Average  Interest
                  Outstanding  Yield/   Earned/ Outstanding  Yield/   Earned/
                    Balance     Rate     Paid     Balance     Rate     Paid
                  ----------------------------- -----------------------------
Loans                 $ 86,528  7.13%    $6,172    $ 77,744  7.99%    $6,208
Federal funds sold       1,705  1.11%        19       4,071  1.62%        66
Deposits in banks          102  1.96%         2         100  3.00%         3
Investment
 securities:
  Taxable               21,924  2.74%       600      24,020  4.58%     1,100

Other securities           399  4.26%        17         123  2.44%         3
                       -------  ----      -----     -------  ----      -----
    Total earning
     assets            110,658  6.15%     6,810     106,058  6.96%     7,380

Non-earning assets      10,259                        8,992
Allowance for loan
 losses                   (840)                        (898)
                       -------                      -------
Total assets          $120,077                     $114,152
                       =======                      =======

Savings deposits      $ 16,567  0.85%       140    $ 14,895  1.28%       190
NOW and money fund      25,555  1.85%       473      21,673  2.11%       457
IRA and time
 certificates           52,346  2.59%     1,357      54,890  4.01%     2,203
Short-term borrowings      823  1.46%        12          85  2.35%         2
                       -------  ----      -----     -------  ----      -----
    Total interest-
     bearing
     liabilities        95,291  2.08%     1,982      91,543  3.12%     2,852

Demand deposits         12,930  0.00%         -      11,626  0.00%         -
                       -------  ----      -----     -------  ----      -----
    Total deposits     108,221  2.08%     1,982     103,169  3.12%     2,852

Other liabilities          562                          843
Capital                 11,294                       10,140
                       -------                      -------
   Total liabilities
     and capital      $120,077                     $114,152
                       =======                      =======
                                ----      -----              ----      -----
Net interest rate
 spread                         4.07%    $4,828              3.84%    $4,528
                                ====      =====              ====      =====
Net interest margin
 on a tax equivalent
 basis                          4.36%                        4.27%



Ratio of interest-
 earning assets to
 interest-bearing
 liabilities                  116.13%                      115.86%

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

                                           Years ended December 31,
                                     -----------------------------------
                                                2003 vs. 2002
                                     -----------------------------------
                                          Increase (decrease) due to
                                     -----------------------------------
                                                         Rate/
                                     Volume     Rate    Volume     Total
                                     ------     ----    -------    -----
                                                 (In thousands)
<s>                                    <c>    <c>        <c>       <c>.
Interest income attributable to:
  Loans                                $701     (663)     (74)       (36)
  Federal funds sold                    (38)     (21)      12        (47)
  Deposits in banks                       -       (1)       -         (1)
  Investment securities                 (96)    (443)      39       (500)
  Other securities                        7        2        5         14
                                        ---    -----      ---      -----
    Total interest-earning assets       574   (1,126)     (18)      (570)
                                        ---    -----      ---      -----
Interest expense attributable to:
  Savings deposits                       22      (64)      (8)       (50)
  NOW and MMDA                           82      (56)     (10)        16
  Time deposits                        (102)    (780)      36       (846)
  Short-term borrowings                  17       (1)      (6)        10
  Long-term debt                          -        -        -          -
                                        ---    -----      ---      -----
    Total interest-bearing liabilities   19     (901)      12       (870)
                                        ---    -----      ---      -----
    Net interest income                $555     (225)     (30)       300
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


                                   EMPLOYEES

At December 31, 2003, the Company employed 43 full-time employees and 4 part-time employees. The Company considers its relationship with its employees to be good.


                                  REGULATION

GENERAL

Because of its ownership of all the outstanding stock of the Bank, CNC is also subject to regulation, examination and oversight by the FRB as a bank holding company under the BHCA. The Bank, as a national bank, is subject to regulation, examination and oversight by the OCC and special examination by the FRB. The Bank is a member of the Federal Reserve Bank of Cleveland. In addition, since its deposits are insured by the FDIC, the Bank is also subject to some regulation, oversight and special examination by the FDIC. The Bank must file periodic financial reports with the FDIC, the OCC and the Federal Reserve Bank of Cleveland.

BANK HOLDING COMPANY REGULATION

As a bank holding company, CNC may be subject to restrictions on share repurchases.

The FRB has also adopted capital adequacy guidelines for bank holding companies, pursuant to which, on a consolidated basis, Community National Bank must maintain total capital of at least 8% of risk-weighted assets. Risk-weighted assets consist of all assets, plus credit equivalent amounts of certain off-balance sheet items, which are weighted at percentage levels ranging from 0% to 100%, based on the relative credit risk of the asset.
At least half of the total capital to meet this risk-based requirement must consist of core or "Tier 1" capital, which includes common stockholders' equity, qualifying perpetual preferred stock (up to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder of total capital may consist of supplementary or "Tier 2" capital. In addition to this risk-based capital requirement, the

FRB requires bank holding companies to meet a leverage ratio of a minimum level of Tier 1 capital to average total consolidated assets of 3%, if they have the highest regulatory examination rating, well-diversified risk and minimal anticipated growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4% of average total consolidated assets. Community National Bank was in compliance with these capital requirements at December 31, 2003. For Community National Bank's capital ratios, see Note 12 to the Consolidated Financial Statements in Item 7.

The BHCA restricts CNC's ownership or control of the outstanding shares of any class of voting stock of any company engaged in a non-banking business, other than companies engaged in certain activities determined by the FRB to be closely related to banking. In addition, the FRB has the authority to require a bank holding company to terminate any activity or relinquish control of any non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the determination by the FRB that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company. CNC currently does not have any non-bank subsidiaries. The ownership of subsidiaries of the Bank is regulated by the OCC, rather than the FRB.

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

The Bank is required to meet certain minimum capital requirements set by the OCC. These requirements consist of risk-based capital guidelines and a leverage ratio, which are substantially the same as the capital requirements imposed on the Company. The Bank was in compliance with those capital requirements at December 31, 2003. For the Bank capital ratios, see Note 12 to the Consolidated Financial Statements in Item 7. The OCC may adjust the risk-based capital requirement of a national bank on an individualized basis to take into account risks due to concentrations of credit or nontraditional activities.

The OCC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled national banks. At each successively lower defined capital category, a national bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OCC has less flexibility in determining how to resolve the problems of the institution. In addition, the OCC generally can downgrade a national bank's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the national bank is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. The Bank's capital at December 31, 2003, met the standards for the highest capital category, a well-capitalized bank.

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

OCC regulations generally limit the aggregate amount that a national bank can lend to one borrower or aggregated groups of related borrowers to an amount equal to 15% of the bank's unimpaired capital and surplus. A national bank may loan to one borrower an additional amount not to exceed 10% of the association's unimpaired capital and surplus, if the additional amount is fully secured by certain forms of "readily marketable collateral." Loans to executive officers, directors and principal shareholders and their related interests must conform to the OCC lending limits. All transactions between national banks and their affiliates, including Community National Bank, must comply with Sections 23A and 23B of the FRA, which limit the amounts of such transactions and require that the terms of the transactions be at least as favorable to the Bank as the terms would be of a similar transaction between the Bank and an unrelated party. The Bank was in compliance with these requirements and restrictions at December 31, 2003.

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

FEDERAL RESERVE BOARD. The FRB requires national banks to maintain reserves against their net transaction accounts (primarily checking and NOW accounts). The amounts are subject to adjustment by the FRB. At December 31, 2003, the Bank was in compliance with its reserve requirements.


ITEM 2.  PROPERTIES

The Company conducts its banking operations at four banking centers in southwestern Ohio. The executive offices of the Company and the Bank are onsite at the main banking center at 1400 East Second Street, Franklin, Ohio. The other banking center locations are: 500 Central Avenue in Carlisle, Ohio; 95 Edgebrook Avenue in Springboro, Ohio; and 50 West Spring Valley Road in Centerville, Ohio. The Bank owns all properties except for the Carlisle office, which is a store-mart operation under a lease agreement. The 3-year lease agreement commenced in 1998 with options for 3-year renewals; the current option expires in 2004. The Bank operates a loan production office in southeastern Ohio, with the office being located at 403C North Front Street, Oak Hill, Ohio. The office operates under a monthly lease agreement. The Bank owns property at 112-118 Mill Street, Springboro, Ohio. The facility, currently unoccupied, is targeted for future use by the Bank.

The Company believes these facilities are adequate for its current operations. Management asserts that for insurance purposes all facilities and equipment are subject to periodic appraisal and all properties are adequately insured.


ITEM 3.  LEGAL PROCEEDINGS

The Company was named as a defendant in a suit, filed September 27, 2002, in the Court of Common Pleas, Montgomery County, Ohio demanding payment for storage of equipment owned by a Community National Bank borrower. Community National Bank had a lien against the equipment as security for its loan. The plaintiff, Sanlin Properties, had demanded compensatory damages of $70,000 and punitive damages of $1,000,000. A conditional dismissal was filed on this matter on December 8, 2003. Management believes there are no remaining contingencies regarding this matter.

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

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
          MATTERS

The Company's common shares are quoted on the Over The Counter Bulletin Board Service maintained by NASDAQ under the symbol CMNC. The active trading market for the Company's shares has been light. There were 627,805 shares of the Company outstanding on December 31, 2003 held of record by approximately 218 shareholders.

The following table identifies the range of high and low bid information for the Company's common stock in each quarter in the past two fiscal years.
The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         2003                             High              Low
         -----                           ------            -----
      First Quarter                       22.00            19.65
      Second Quarter                      25.00            21.50
      Third Quarter                       26.00            23.55
      Fourth Quarter                      26.00            25.25

         2002                             High              Low
         -----                           ------            -----
      First Quarter                       16.00            15.30
      Second Quarter                      16.00            16.00
      Third Quarter                       19.50            18.00
      Fourth Quarter                      20.98            19.25

The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors and to the earnings and financial condition of the Company and applicable laws and regulations. Annual dividends per share declared were $0.42 in 2003 and $0.38 in 2002. The dividend payout ratio (dividends per share divided by earnings by share) was 19.5% and 20.9% for 2003 and 2002, respectively. Average equity to average assets was 9.4% and 8.9% for 2003 and 2002, respectively.

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

     Community National Corporation
     President
     P.O. Box 577
     Franklin, Ohio 45005

A copy of the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission, will be available at no charge to shareholders upon request to:

     Community National Corporation
     President
     P.O. Box 577
     Franklin, Ohio 45005

The annual meeting of the shareholders of Community National Corporation will be held on Tuesday, April 20, 2004, at the Community National Bank, Springboro Office, Second Floor, 95 Edgebrook Drive, Springboro, Ohio at 1:00 PM.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

NET INCOME
CNC earned $1,350,900, or $2.15 per share, in 2003 compared to $1,128,500, or $1.82 per share, in 2002. Performance ratios for 2003 include a return on average assets of 1.13% and a return on average equity of 11.96% compared to a return on average assets of 1.00% and a return on average equity of 11.10% for 2002. Lending activity continues to drive the growth in earnings through increased net interest income and fees earned for loan activity in the mortgage brokerage area. The increase in 2003 from 2002 is also a result of the gain on sales of investment securities.

NET INTEREST INCOME
Total interest income amounted to $6.8 million for year 2003, a decrease of $570,000, or 7.7%, from 2002. The decrease resulted primarily from the yield on average earning assets decreasing by 81 basis points (bps). The decline in the yield on interest-earning assets was due to decreasing market rates. The effect on the net interest spread was partially offset by the increase in the average balance of interest-earning assets, which increased $4.6 million, or 4.3%. The increase was attributable to growth in the average balances for loans increasing 11.3%, funded by reductions in federal funds sold and investment securities, and increased retail deposits. Increases in loan fee income also helped counteract the decline in market yields.

Interest expense on funding sources totaled $2.0 million for 2003, a decrease of $0.9 million, or 31%, from 2002. The decrease was a result primarily from a decrease in the cost of interest-bearing liabilities from 3.12% in 2002 to 2.08% in 2003. The decrease in the cost of interest-bearing liabilities was due to decreasing market rates. Average interest-bearing liabilities increased $3.7 million, or 4.1%, during 2003. The increase was attributable to an increase in NOW accounts, money fund accounts and savings accounts, while time deposits decreased. The average balance for NOW/money fund accounts increased $3.9 million; savings accounts increased $1.7 million, and time certificates decreased $2.5 million in 2003 as compared to 2002. The company utilized short-term borrowings to a larger extent in 2003 in order to meet short-term liquidity needs.

As a result of the foregoing changes in interest income and interest expense, net interest income increased $300,000, or 6.6%, from 2002 to 2003. The interest rate spread increased by 23 basis points, from 3.84% for 2002, to 4.07% for 2003. The net interest margin amounted to 4.36% in 2003, compared to 4.27% in 2002. Net interest margin measures the net interest income in relation to average earning assets. In comparison of the two years, average earning assets increased $4.6 million.

OTHER INCOME
Total other operating income, excluding gains on sales of securities of $203,000, increased $261,000, or 33%, from $783,000 in 2002 to $1,044,000 in 2003. The major components of the increase consist of fee income for mortgage brokerage activity growing $153,000, or 62%, and charges on deposit accounts increasing $70,000, or 15%.

The Company recognized $203,000 in gain on sales of securities in 2003, resulting in an after-tax effect on earnings of $134,000. The Company did not sell any securities in 2002.

OTHER EXPENSE
Total other expense increased $314,000, or 9%, in 2003 compared to 2002. The additional expense was primarily due to an increase in salaries and employee benefits for regular salary increases and incentive programs. Additionally, other expense increased due to higher costs for operating facilities.

INCOME TAXES
The effective tax rate was 34% in 2003 and 2002. The Company did not have significant tax-exempt income in 2003 or 2002.


                              FINANCIAL CONDITION

TOTAL ASSETS
Total assets increased $8.7 million, or 7.6%, from December 31, 2002 to December 31, 2003. The most significant changes were a $14.8 million, or 18.7%, increase in loans and a $4.0 million, or 16.6%, decrease in investment securities.

INVESTMENT SECURITIES
Investment securities decreased to $20.2 million at December 31, 2003, as the Company reinvested funds from maturing securities into higher yielding loans. The Bank is a member of the Federal Home Loan Bank and Federal Reserve Bank, both requiring ownership of stock that are equity interests carried at cost. The stock may only be sold at cost, or par value, to the issuer or to another member institution. CNB acquired 134 additional shares of FHLB stock in 2003, cost basis of $13,400, as a result of stock dividends.

LOANS
Loan demand was strong as interest rates remained at record lows throughout the year. Net loans increased $14.8 million, or 18.7%, from $79.0 million at December 31, 2002 to $93.8 million at December 31, 2003. The individual loan categories were relatively consistent with the prior year except that commercial real estate is growing proportionately larger at the expense of one to four-family residential real estate.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is $887,000 or 0.94% of total loans at December 31, 2003, compared to $804,000 or 1.01% of total loans at December 31, 2002. No significant loan losses were incurred during the past two years. The percentage decreased due to the growth of the overall loan portfolio. The amount of loans on non-accrual status amounted to $305,000 and $1,023,000 at December 31, 2003 and 2002, respectively. Loans 90 days or more past due and still accruing interest were $754,000 as of December 31, 2003, as compared to $594,000 as of December 31, 2002. The Company had property acquired through foreclosure at December 31, 2003 and 2002 of $821,000 and $504,000 respectively.

In addition to historic charge-off percentages, to determine an adequate allowance for loan losses at December 31, 2003, the Company took into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Four borrowers make up the non-accrual amount at December 31, 2003. All non-accrual loans are in the process of being foreclosed with no significant losses expected. All loans have been considered in the loan loss analysis and are considered to be adequately reserved. For the rest of the loan portfolio, the Company also considered loans past due 90 days or more at December 31, 2003, compared to a year ago, in determining the adequacy of the loan loss reserve. Of $754,000 past due greater than 90 days, the Company is in the process of foreclosure on three loans totaling $733,000. The Company does not anticipate a loss on these loans. The remaining principal balance of loans 90 days or more past due at December 31, 2003 was not significant.

DEPOSITS
Deposits increased $3.8 million, or 3.7%, to $106.9 million at December 31, 2003, from $103.1 million at December 31, 2002. Interest-bearing deposits increased $2.4 million, or 2.6%. Time deposits decreased $0.9 million, or 1.7%. Non-interest bearing deposits increased $1.4 million, or 12.4%, at December 31, 2003 as compared to December 31, 2002. The Company's strategy is to competitively price deposit products in the markets served with an emphasis on growing its lower-priced core deposit products.

LIQUIDITY
Liquidity is the ability to have funds available at all times to meet the commitments of the Company. Asset liquidity is provided by cash and assets which are readily marketable, pledgeable or which will mature in the near future. Liquid assets include cash and deposits in banks, and federal funds sold. Liquidity is also provided by access to core funding sources that are primarily core depositors in the Company's trade area. The Company does not actively solicit brokered deposits as a funding source. Total brokered deposits as of December 31, 2003 were $7.9 million. The liquidity of the Company is enhanced by the fact that 66.7% total deposits at December 31, 2003 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

At December 31, 2003, the Company's liquid assets were $3.1 million or 2.6% of total assets, as compared to $5.7 million, or 4.9%, at December 31, 2002. Secondary sources of liquidity include the Company's ability to sell loan participations, purchase federal funds, and maintain lines of credit with the Federal Home Loan Bank of Cincinnati and a regional bank for short-term funding needs. The lines of credit are $10 million and $2 million, respectively. Management closely monitors the level of liquid assets available to meet ongoing funding needs. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. Loans to deposits increased from 77.4%, at December 31, 2002 to 88.6% at December 31, 2003. The Company has not experienced liquidity or operational problems as a result of the current liquidity levels.

CAPITAL RESOURCES
As of December 31, 2003, commitments to extend credit amounted to $4.4 million and are more fully described in Note 10 to the Financial Statements. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Scheduled repayments of existing loans and maturities of investment securities are expected to provide the necessary funds for loan commitments. Commitments for capital expenditures were minimal.

The Company is required by banking regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially shareholders' equity less goodwill and other intangibles) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degrees of credit risk in the Company's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier I capital to risk-weighted assets must be at least 4.0% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 4.0%. To be considered at the well-capitalized level the ratios must be at least 6%, 10% and 5%, respectively. As of December 31, 2003, the Company was considered well-capitalized with total risk-based capital of 15.8%, Tier 1 risk-based of 14.7%, and leverage capital of 9.3%. These ratios as of December 31, 2002 were 16.1%, 14.9% and 8.9%, respectively.

SUBSEQUENT EVENTS
The Bank has issued a non-binding letter of intent to acquire certain real estate, buildings, equipment and deposits of branches located in Middletown and Carlisle, Ohio. The purchase price will be determined based upon an appraisal of the real estate, the book value of other assets and a premium for deposits of approximately $753,000.

ITEM 7.  FINANCIAL STATEMENTS

                                 - I N D E X -

                                                                      PAGE
                                                                      ----
INDEPENDENT AUDITORS' REPORT                                           26

FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                       27

     Consolidated Statements of Income                                 28

     Consolidated Statements of Shareholders' Equity                   29

     Consolidated Statements of Cash Flows                             30

     Notes to Consolidated Financial Statements                      31 - 44

                        INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
Community National Corporation and Subsidiary
Franklin, Ohio


We have audited the accompanying consolidated balance sheets of Community National Corporation and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the December 31, 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community National Corporation and Subsidiary as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.



                                            /s/ J.D. Cloud & Co., L.L.P.
                                           --------------------------------
                                           J.D. Cloud & Co., L.L.P.
                                           Certified Public Accountants

Cincinnati, Ohio
January 9, 2004

                        COMMUNITY NATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                At December 31,
                                    ($000's)

                                                       2003        2002
                                                       ----        ----
  ASSETS:
     Cash and due from banks                       $  2,742       2,405
     Federal funds sold                                 400       3,250
                                                    -------     -------
                                                      3,142       5,655
     Interest-bearing deposits in banks                 104         100
     Investment securities                           19,832      23,877
     Other securities                                   404         391
     Loans - net                                     93,832      79,047
     Premises and equipment - net                     4,625       4,315
     Other real estate owned - net                      821         504
     Other assets                                       626         781
                                                    -------     -------
          TOTAL ASSETS                             $123,386     114,670
                                                    =======     =======
   LIABILITIES:
     Deposits -
       Demand                                      $ 13,020      11,584
       NOW accounts, interest-bearing                23,585      21,807
       Savings                                       18,167      16,696
       Certificates - $100,000 and over              20,774      22,847
       Other time certificates                       31,358      30,180
                                                    -------     -------
          Total deposits                            106,904     103,114

     Federal funds and other short-term borrowings    3,865           -
     Accrued interest and other liabilities             763         889
                                                    -------     -------
          TOTAL LIABILITIES                         111,532     104,003

  SHAREHOLDERS' EQUITY:
     Common stock, no par value; authorized
      1,500,000 shares; issued and outstanding
      2003 - 627,805 shares; 2002 - 620,898 shares      785         776
     Surplus                                          1,238       1,109
     Retained earnings                                9,869       8,782
     Accumulated other comprehensive income
      (loss), net of tax                                (38)          -
                                                    -------     -------
          TOTAL SHAREHOLDERS' EQUITY                 11,854      10,667
                                                    -------     -------
          TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                    $123,386     114,670
                                                    =======     =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        COMMUNITY NATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                        For the years ended December 31,
                       ($000's, except for share amounts)

                                                       2003         2002
                                                       ----         ----
  INTEREST INCOME:
    Interest and fees on loans                      $ 6,172        6,208
    Interest on investment securities                   619        1,106
    Interest on federal funds sold
     and other investments                               19           66
                                                      -----        -----
         TOTAL INTEREST INCOME                        6,810        7,380
                                                      -----        -----
  INTEREST EXPENSE:
    Interest on deposits -
     Savings and NOW accounts                           613          646
     Time deposits                                    1,357        2,204
    Interest on federal funds purchased                  12            2
                                                      -----        -----
         TOTAL INTEREST EXPENSE                       1,982        2,852
                                                      -----        -----
         NET INTEREST INCOME                          4,828        4,528

  PROVISION FOR LOAN LOSSES                             311          200
                                                      -----        -----
         NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES                   4,517        4,328
                                                      -----        -----
  OTHER OPERATING INCOME:
    Service charges and fees                            548          516
    Loan brokerage fees                                 398          245
    Other operating income                               98           22
    Net gain on sales of securities                     203            -
                                                      -----        -----
         TOTAL OTHER OPERATING INCOME                 1,247          783
                                                      -----        -----
  OPERATING EXPENSES:
    Salaries, wages and employee benefits             2,047        1,843
    Equipment and occupancy expense                     549          396
    State franchise tax                                 137          124
    Loss on other real estate owned                     140          107
    Other operating expenses                            843          932
                                                      -----        -----
         TOTAL OPERATING EXPENSES                     3,716        3,402
                                                      -----        -----
         INCOME BEFORE TAXES                          2,048        1,709


  PROVISION FOR INCOME TAXES                            697          581
                                                      -----        -----
         NET INCOME                                 $ 1,351        1,128
                                                      =====        =====
  Dividends declared per common share               $  0.42         0.38
                                                      =====        =====
Net income per common share                         $  2.15         1.82
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

                        COMMUNITY NATIONAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        For the years ended December 31,
                                   ($000's)

                                                             ACCUMULATED
                                                                OTHER
                                                            COMPREHENSIVE
                                 COMMON             RETAINED    INCOME
                                 STOCK    SURPLUS   EARNINGS    (LOSS)   TOTAL
                                 ------   -------   --------    ------   -----
BALANCE - January 1, 2002       $  766      996      7,890        -    9,652
Comprehensive income:
  Net income                                         1,128             1,128
Stock dividend                      10      113                          123
Deduct - Dividend declared
         $0.38 per share                              (236)             (236)
                                  -----   ------     ------     -----   ------
BALANCE - December 31, 2002        776    1,109      8,782        -   10,667

Comprehensive income:
  Net income                                         1,351             1,351
  Net unrealized loss on
    available-for-sale
    securities (net of taxes
    of $20,000)                                                 (38)     (38)
                                                                       -----
      Total comprehensive income                                       1,313
                                                                       =====
Stock dividend                       9      129                          138
Deduct - Dividend declared
         $0.42 per share                              (264)             (264)
                                  -----    -----      -----     -----   ------
BALANCE - December 31, 2003     $  785    1,238      9,869      (38)  11,854
                                  =====    =====      =====     =====   ======


The accompanying notes to consolidated financial statements are an integral part of these statements.

                        COMMUNITY NATIONAL CORPORATION
                           STATEMENTS OF CASH FLOWS
                        For the years ended December 31,
                                   ($000's)

                                                            2003        2002
                                                           ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received                                     $ 7,212       7,560
  Fees and commissions received                           1,044         783
  Interest paid                                          (2,139)     (3,401)
  Cash paid to employees and for other
   operating expenses                                    (3,271)     (2,927)
  Income taxes paid                                        (711)       (538)
                                                         ------      ------
      NET CASH FLOWS FROM OPERATING ACTIVITIES            2,135       1,477
                                                         ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturing investment securities           36,232      14,076
  Purchase of investment securities                     (38,032)    (12,840)
  Proceeds from the sale of investment securities         5,734           -
  Net (increase) decrease in loans                      (15,810)     (7,348)
  Proceeds from sale of other real estate owned               -         449
  Capital expenditures                                     (329)       (181)
                                                         ------      ------
      NET CASH FLOWS FROM INVESTING ACTIVITIES          (12,205)     (5,844)
                                                         ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                3,790       4,220
  Proceeds from issuance of notes payable                 3,865           -
  Cash dividends paid                                       (98)       (101)
                                                         ------      ------
      NET CASH FLOWS FROM FINANCING ACTIVITIES            7,557       4,119
                                                         ------      ------
      NET (DECREASE) IN CASH AND CASH
        EQUIVALENTS                                      (2,513)       (248)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            5,655       5,903
                                                         ------      ------
CASH AND CASH EQUIVALENTS AT END OF YEAR                $ 3,142       5,655
                                                         ======      ======



RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
    Net income                                          $ 1,351       1,128
                                                         ------      ------
    Adjustments to reconcile net income to
     net cash operating activities:
      Depreciation                                          275         270
      Loss on disposal of other real estate owned           140         107
      Amortization of discounts                             232          81
      Provision for loan losses                             311         200
      (Gain) on sales of securities available-for-sale     (203)          -
      FHLB stock dividend                                   (13)          -
      Provision for deferred taxes                           28         112
      (Increase) decrease in interest receivable            184          99
      (Increase) decrease in prepaid expense                 (8)         18
      Increase (decrease) in interest payable              (157)       (551)
      Increase (decrease) in income taxes
       payable and refundable                               (43)        (68)
      Increase (decrease) in other accrued expenses          38          81
                                                         ------      ------
         TOTAL ADJUSTMENTS                                  784         349
                                                         ------      ------
           NET CASH PROVIDED BY OPERATING ACTIVITIES    $ 2,135       1,477
                                                         ======      ======


The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Community National Corporation (CNC) is a bank holding company formed July 2, 2001, whose principal activity is the ownership and management of its wholly-owned subsidiary Community National Bank (the Bank) formed February 7, 1983.

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

ACCOUNTING ESTIMATES-
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONSOLIDATION-
The accompanying consolidated financial statements consist of the accounts of Community National Corporation and its wholly-owned subsidiary, Community National Bank. All intercompany transactions are eliminated in consolidation.

INVESTMENT SECURITIES-
Investment securities are classified as held-to-maturity, available-for-sale or trading at the time of purchase based upon management's intent at the time of purchase. There were no securities classified as trading at December 31, 2003 or 2002. Investments that the Bank has the ability and intent to hold to maturity are classified as held-to-maturity and are reported at amortized cost. Amortization of premiums and accretion of discounts are recognized in interest income over the life of the investment. Investments classified as available-for-sale are reported at fair value. Realized gains or losses from the sale of securities are computed using the specific identification method. Unrealized gains and losses are included in accumulated other comprehensive income. During the first quarter 2003, the Bank sold investments classified as held-to-maturity. Consequently, the Bank classified all investments as available-for-sale during 2003.

Federal Reserve Bank (FRB) stock and Federal Home Loan Bank (FHLB) stock are equity interests that are carried at cost. They can only be sold at cost, or par value, to the issuer or to another member institution. The Bank is required to maintain a percentage of its capital and surplus in FRB stock.
An investment in FHLB stock is required in order to have a line of credit or borrow funds from the FHLB.

LOANS AND ALLOWANCE FOR LOAN LOSSES-
Loans are stated at the principal amount outstanding, net of unearned income, including deferred loan fees and an allowance for loan losses. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The accrual of interest is discontinued at the time a loan is past due 90 days unless the loan is well-secured and in process of collection or when there is a clear indication that the borrower's cash flow may not be sufficient to meet payments as they
become due.   Interest on nonaccrual loans is recognized on the cash basis until payments of interest and principal are current. Loan origination fees, net of loan origination costs, are deferred and recognized as income over the life of the loan.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Loans are considered impaired when management believes, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral values, and the probability of collecting scheduled principal and interest payments when due. Loans with insignificant payment delays or shortfalls generally are not considered impaired. Impaired loans are measured based on the present value of expected future cash flows discounted at the loans' effective interest rate or the fair value of the underlying collateral. Large groups of smaller balance loans are collectively evaluated for impairment.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of loans, and prior loan loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

PREMISES AND EQUIPMENT-
Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Estimated useful lives are three years for software, five years for computer equipment, ten years for office equipment, fifteen to twenty years for vaults and automated teller machines and forty years for building. Costs incurred for maintenance and repairs are expensed currently.

OTHER REAL ESTATE OWNED-
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the Bank's carrying amount or fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses. Costs related to holding property are expensed. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or fair value less the cost to sell. Any subsequent reductions in the carrying value are expensed.

ADVERTISING COSTS-
Advertising costs, of approximately $61,000 and $83,000 for the respective years ended 2003 and 2002, are expensed as incurred.

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

RECLASSIFICATIONS-
Certain prior year expenses have been reclassified to conform to the current year's presentation. The changes have no effect on prior year's income or earnings per share.

RECENT ACCOUNTING PRONOUNCEMENTS-
The Financial Accounting Standards Board has issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective after June 30, 2003; Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective after May 31, 2003; revised Statement No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106, effective after December 15, 2003; and FASB Interpretation No. 46, Consolidation of Variable Purpose Equities, generally effective for periods ended after December 15, 2003. These standards will not have a significant impact on the Company's financial condition or results of operations.

NOTE  2 - INVESTMENT SECURITIES

Carrying amounts and approximate market values of investment securities at December 31 are summarized as follows ($000's):

                                        2003                  2002
                                      --------              --------
                               Carrying     Fair        Carrying    Fair
                                Amount      Value        Amount     Value
                                -------    -------       -------   -------
U.S. Treasury and
 Agency Securities:
   Due within 1 year or less    $ 8,059      8,080       14,235     14,374
   Due from 1 to 5 years          7,341      7,320        9,642      9,948
                                 ------     ------       ------     ------
       Subtotal                  15,400     15,400       23,877     24,322

Mortgage Backed Securities        4,490      4,432            -          -
                                 ------     ------       ------     ------
Federal Reserve Bank, at cost        53         53           53         53
Federal Home Loan Bank, at cost     351        351          338        338
                                 ------     ------       ------     ------
       Subtotal                     404        404          391        391
                                 ------     ------       ------     ------
       Total                    $20,294     20,236       24,268     24,713
                                 ======     ======       ======     ======

Gross unrealized gains and (losses) on investment securities were $45,972 and ($104,057) at December 31, 2003 and gross unrealized gains were $445,000 at December 31, 2002. During 2003, all securities were classified as available-for-sale. Unrealized holding losses of $58,000, net of deferred tax of $20,000 are included in accumulated other comprehensive income as a component of shareholders' equity.

During 2003, securities classified as held-to-maturity were sold for $4,719,000 with an amortized cost of $4,538,000 resulting in realized gains of $181,000 and securities classified as available for sale were sold for $1,015,000 with an amortized cost of $993,000 resulting in realized gains of $22,000 for total gains of $203,000. Management reclassified all securities to available-for-sale to provide liquidity and to potentially sell investments if warranted.

Investment securities with a par value of $19,172,000 and $23,460,000 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits. The Bank is required to maintain $172,500 in Federal Home Loan Bank stock at December 31, 2003.

NOTE  3 - LOANS
Major classifications of loans at December 31 are as follows ($000's):

                                                 2003       2002
                                                 ----       ----
          Mortgage loans on real estate:
            Residential 1 - 4 family           $46,855     33,824
            Commercial                          35,235     33,323
            Construction                         1,531      2,138
            Second mortgages                       523        494
            Equity lines of credit               2,427      2,485
                                                ------     ------
                Total                           86,571     72,264

            Commercial loans                     3,277      3,117
            Installment loans                    4,874      4,473
                                                ------     ------
                                                94,722     79,853
          Unearned loan origination fees            (3)        (3)
                                                ------     ------
                                                94,719     79,851
          Allowance for loan losses               (887)      (804)
                                                ------     ------
               Loans - net                     $93,832     79,047
                                                ======     ======

The following is a summary of information related to impaired loans:

                                                       2003         2002
                                                     --------     ---------
   Impaired loans with a valuation allowance         $305,000     1,023,000
   Valuation allowance related to impaired loans       60,000       176,000
   Average investment in impaired loans               546,000     1,278,000
   Interest income recognized on impaired loans        43,000        41,000
   Interest income received on cash basis
    on impaired loans                                  10,000        11,000

Loans on which the accrual of interest has been discontinued or reduced amounted to $305,000 and $1,023,000 at December 31, 2003 and 2002,
respectively. Loans past due greater than 90 days and accruing interest were $754,000 at December 31, 2003. Interest on non-accrual loans is recognized as received. No additional funds are committed to be advanced in connection with impaired loans.

Changes in the allowance for loan losses for the years ended December 31 were as follows ($000's):

                                           2003          2002
                                         --------      --------
     Balance - January 1,                  $804           952
     Provision charged to operations        311           200
     Loans charged off                     (262)         (375)
     Recoveries                              34            27
                                            ---           ---
     Balance - December 31,                $887           804
                                            ===           ===

The Bank has entered into related-party transactions with various directors and officers. Such transactions originate in the normal course of the Bank's operations as a depository and lending institution. At December 31, 2003 and 2002, certain officers, directors and companies of which they have a direct or indirect interest, were indebted to the Bank directly or as guarantors in the aggregate amount of $1,850,000 and $1,659,000, respectively. New loans to related parties were $929,000 and repayments were $738,000 during 2003. Deposits from certain officers and directors were $2,138,000 at December 31, 2003.

Other Real Estate Owned ("OREO") is reported net of a valuation allowance of $41,000 at December 31, 2003. Loss on OREO of approximately $140,000 and $107,000 for the respective years ended December 31, 2003 and 2002 are included in other operating expenses. Loans were issued in connection with sales of OREO, during 2003, totaling $655,000. Losses were incurred on these sales totaling $99,000.


NOTE  4 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows ($000's):

                                           2003          2002
                                         --------      --------
     Land                                 $  970           870
     Buildings                             2,981         2,764
     Equipment                             2,284         2,016
     Leasehold improvements                   16            16
                                           -----         -----
         Total                             6,251         5,666
     Less - Accumulated depreciation       1,626         1,351
                                           -----         -----
         Premises and Equipment - Net     $4,625         4,315
                                           =====         =====

Depreciation charged to income was $275,000 in 2003 and $270,000 in 2002.


NOTE  5 - CERTIFICATES OF DEPOSIT

Certificates of deposit and their remaining maturities are as follows
($000's):

<CAPTIION>
                               Over      Less than
                            $100,000      $100,000      Total
                            --------     ---------     -------
Year ending December 31,
          2004               $15,254        22,472      37,726
          2005                 4,281         7,852      12,133
          2006                   620           621       1,241
          2007                   619           264         883
          2008                     -            67          67
          Thereafter               -            82          82
                              ------        ------      ------
                             $20,774        31,358      52,132
                              ======        ======      ======


NOTE  6 - ADVANCES AND LINES OF CREDIT

The Bank has a line of credit with the Federal Home Loan Bank of Cincinnati for borrowings up to $10,000,000. The line of credit is collateralized by a blanket lien on one to four family residential mortgages. The Bank must maintain minimum levels of shareholders' equity under the line of credit agreement. The Bank had $3,865,000 in borrowings under this line of credit as of December 31, 2003. The borrowings are scheduled to mature during the first quarter 2004. Interest is due at fixed rates from 1.15% to 1.19%. There were no borrowings at December 31, 2002. The Bank also has an unsecured line of credit of up to $2,000,000 with a regional bank for liquidity purposes. There were no borrowings under this line of credit at December 31, 2003 or 2002.


NOTE  7 - INCOME TAX

The provision for federal income tax consists of ($000's):

                                           2003          2002
                                           ----          ----
Income tax currently payable              $ 669           470
Deferred income tax                          28           111
                                            ---           ---
Provision for income taxes                $ 697           581
                                            ===           ===

The following is a reconciliation of the provision for federal income tax to the amount computed at the statutory rate of 34% ($000's):

                                           2003          2002
                                           ----          ----
    Tax at statutory rate on income
     before income tax                   $ 696            582
    Miscellaneous                            1            (1)
                                           ---           ---
    Federal income tax applicable
     to income before income tax         $ 697           581
                                           ===           ===

The Bank expects to realize all deferred tax assets and has not provided a valuation allowance related to the deferred tax assets. Deferred taxes, included in other assets, consisted of the following at December 31 ($000's):

                                           2003          2002
                                           ----          ----
    Deferred tax assets:
     Allowance for loan losses            $ 237           224
     Organization expense                     5             7
                                            ---           ---
        Total deferred tax assets           242           231

    Deferred tax liabilities:
     FHLB stock dividends                     5             -
     Depreciation                           274           240
                                            ---           ---
        Total deferred tax assets           279           240
                                            ---           ---
      Net deferred tax asset(liability)   $ (37)           (9)
                                            ===           ===


NOTE  8 - EMPLOYEE BENEFIT PLANS

The Bank maintains a savings and investment plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet certain eligibility requirements. Employees may contribute to the plan up to 20% of annual compensation. For every dollar an employee contributes (up to 8% of compensation), the Bank will contribute an amount equal to 50% of the employee's contribution. The plan also includes a profit-sharing feature. Annually, the Bank determines the amount of its contribution. The Bank made total contributions of $29,000 and $19,000 to the plan for the years ended December 31, 2003 and 2002, respectively.

NOTE  9 - LEASES

The Bank occupies a building under an operating lease agreement which expires in 2004. Estimated minimum lease payment in 2004 are $12,000.

The Bank operates its loan production facility in Oak Hill, Ohio under a monthly agreement. The annualized rent expense for the facility is $4,200. Total rent expense for all operating leases was $15,000 and $14,000 in the respective years ended in 2003 and 2002.

The Bank leases a portion of the Springboro building under an operating lease agreement expiring in 2007. Future minimum rentals to be received under the agreement are as follows:

           2004             $ 70,000
           2005               73,000
           2006               75,000
           2007               25,000
                             -------
                            $243,000
                             =======


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

The Bank has commitments to extend credit and letters of credit aggregating $4,417,000 at December 31, 2003. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. No significant losses are anticipated as a result of these commitments.

Cash and cash equivalents at December 31, 2003, included cash and federal funds sold in excess of federally insured amounts at several financial institutions.

The Company was named as a defendant in a suit, filed September 27, 2002, in the Court of Common Pleas, Montgomery County, Ohio demanding payment for storage of equipment owned by a Community National Bank borrower. Community National Bank had a lien against the equipment as security for its loan. The plaintiff, Sanlin Properties, had demanded compensatory damages of $70,000 and punitive damages of $1,000,000. A conditional dismissal was filed on this matter on December 8, 2003. Management believes there are no remaining contingencies regarding this matter.

The Bank is party to various other claims and proceedings arising in the normal course of business which, in the opinion of management, will not result in a material liability to the Bank.


NOTE 11 - RETAINED EARNINGS

The Company may generally pay dividends in amounts determined by the Board of Directors. Banking regulations limit the amount of dividends that may be paid by the Bank to its parent Corporation without prior approval of the Bank's regulatory agency. Retained earnings against which dividends may be charged are $2,012,902 plus current retained income after December 31, 2003. A dividend of $264,000 was declared in 2003 and is payable in 2004. The dividend is payable in shares of the Corporation's stock, or cash, at the shareholder's option.

A dividend of $236,000 was declared in 2002 and paid in 2003 consisting of $98,000 paid in cash and $138,000 paid in stock. The value of the stock was based on the fair market value at the dividend payable date or $20.00 per share. As a result of the dividend, 6,907 new shares of stock were issued.


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The capital ratios of the consolidated Company are not materially different from those of the Bank. Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject. In addition, minimum cash reserves of approximately $1,067,000 at December 31, 2003, and an average of approximately $1,042,000 during 2003 were required to be maintained.

As of December 31, 2003, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table must be maintained. There are no conditions or events since that notification that management believes have changed the institution's classification.

The actual capital amounts ($000's) and ratios are also presented in the table.

                                                               To Be Well
                                                            Capitalized Under
                                            For Capital     Prompt Corrective
                            Actual      Adequacy Purpose:  Action Provisions:
                       ---------------  -----------------  ------------------
                        Amount    Ratio   Amount   Ratio      Amount   Ratio
                        ------   ------   ------   -----      ------   -----
As of December 31, 2003:
  Total Capital (to
   Risk Weighted
   Assets)             $12,537   15.78%  >$6,356   >8.0%     >$7,945   >10.0%

  Tier I Capital (to
   Risk Weighted
   Assets)             $11,650   14.66%  >$3,178   >4.0%     >$4,767   > 6.0%

  Tier I Capital (to
   Average Assets)     $11,650    9.31%  >$5,004   >4.0%     >$6,225   > 5.0%

As of December 31, 2002:
  Total Capital (to
   Risk Weighted
   Assets)             $11,334   16.05%  >$5,648   >8.0%     >$7,060   >10.0%

  Tier I Capital (to
   Risk Weighted
   Assets)             $10,530   14.91%  >$2,824   >4.0%     >$4,236   > 6.0%

  Tier I Capital (to
    Average Assets)    $10,530    8.89%  >$4,740   >4.0%     >$5,925   > 5.0%

NOTE 13 -  FAIR MARKET DISCLOSURES OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values for financial instruments as of December 31 were as follows ($000's):

                                       2003                       2002
                                     --------                   --------
                               Carrying     Fair          Carrying     Fair
                                Amount      Value          Amount      Value
                                -------    -------         -------    -------
Financial Assets:
   Cash and due from banks      $ 2,742      2,742           2,405      2,405
   Federal funds sold               400        400           3,250      3,250
   Interest bearing deposits
       in banks                     104        104             100        100
   Securities held to maturity   20,294     20,236          24,268     24,713
   Loans, net                    94,719     97,344          79,047     81,965

Financial Liabilities:
   Time deposits                 52,132     52,667          53,027     53,467
   Other deposits                55,014     55,014          50,087     50,087
   Short-term borrowings          3,865      3,865               -          -


The fair value of off-balance sheet financial instruments at December 31, 2003 and 2002, was not material.

Fair values of financial instruments are based on various assumptions, including the discount rate and estimates of future cash flows. Therefore, the fair values presented may not represent amounts that could be realized in actual transactions. In addition, because the required disclosures exclude certain financial instruments and all nonfinancial instruments, any aggregation of the fair value amounts presented would not represent the underlying value of the Bank. The following methods and assumptions were used to estimate the fair value of certain financial instruments:

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

Deposits and short-term borrowings.
The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. Short-term borrowings are due within 90 days of issuance and the fair value approximates carrying value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.


NOTE 14 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Community National Corporation (parent company only) for the year ended December 31, 2003 and 2002 follows (thousands):

                                                 2003        2002
                                               -------      ------
     CONDENSED BALANCE SHEET
       Assets:
        Cash                                   $   242         373
        Investment in subsidiary                11,612      10,530
        Accounts receivable-subsidiary             264           -
                                                ------      ------
           Total Assets                        $12,118      10,903
                                                ======      ======
       Liabilities:
        Accrued dividends                      $   264         236
       Shareholders' equity                     11,854      10,667
                                                ------      ------
           Total Liabilities and
            Shareholders Equity                $12,118      10,903
                                                ======      ======

    CONDENSED STATEMENT OF INCOME
       Dividends from subsidiary               $   264         236
       Legal and professional fees                 (33)        (35)
                                                ------       -----
       Income before equity in
        undistributed income of subsidiary         231         201
       Equity in undistributed income
        of subsidiary                            1,120         927
                                                ------       -----
           Net Income                          $ 1,351       1,128
                                                ======       =====



                                                 2003        2002
                                               -------      ------
    CONDENSED STATEMENT OF CASH FLOWS
       Cash flows from operating activities:
        Net income                             $ 1,351       1,128

        Equity in undistributed income
          of subsidiary                         (1,120)       (927)
        (Increase) decrease in
          accounts receivable                     (264)          -
        (Increase) decrease in other assets          -         273
                                                ------      ------
           Net cash provided by operating
            activities                             (33)        474
                                                ------      ------
       Cash flows from financing activities:
        Cash dividends paid                        (98)       (101)
                                                ------      ------
       Net cash provided by financing
        activities                                 (98)       (101)
                                                ------      ------
       Net change in cash:                        (131)        373
        Cash at beginning of year                  373           -
                                                ------      ------
        Cash at end of year                    $   242         373
                                                ======      ======


NOTE 15 - SUBSEQUENT EVENT

The Bank has issued a non-binding letter of intent to acquire certain real estate, buildings, equipment and deposits of branches located in Middletown and Carlisle, Ohio. The purchase price will be determined based upon an appraisal of the real estate, the book value of other assets and a premium for deposits of approximately $753,000.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8a. CONTROLS AND PROCEDURES

a)  Disclosure controls and procedures.
The Chief Executive Officer and the principal financial officer have carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon this evaluation, these officers have concluded that as of December 31, 2003, the Company's disclosure controls and procedures were adequate.

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



                                  PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

THE BOARD OF DIRECTORS

The following table sets forth for each director of the Company as of February 28, 2004, (a) the person's name, (b) age at December 31, 2003, (c) the year first elected as a director of the Company or Bank and (d) positions with the Company and the Bank, other than as a director, and principal occupation and business experience for the past five years.

                                DIRECTOR    POSITION WITH COMPANY; PRINCIPAL
NAME                     AGE     SINCE      OCCUPATION; BUSINESS EXPERIENCE
----                     ---    --------    --------------------------------
Donald G. Burns           73     1983       Chairman and Director; Retired
                                             Physician

Robert L. Campbell        71     1983       Retired (Henderson Turf Farm)

W. Leslie Earnhart        83     1983       Retired (Sand and gravel
                                             industry)

T.C. Garland              71     1983       Physician

James L. Gross            56     1997       Secretary; President, Gross
                                             Lumber Co.




                                DIRECTOR    POSITION WITH COMPANY; PRINCIPAL
NAME                     AGE     SINCE      OCCUPATION; BUSINESS EXPERIENCE
----                     ---    --------    --------------------------------
Stanley E. Kolb           72     1983       Attorney

Kent S. Libecap           47     2004       Real Estate Broker and Auctioneer

Paul J. Scheuermann       45     1994       President and Chief Executive
                                             Officer of the Company and the
                                             Bank


EXECUTIVE OFFICERS

The following table sets forth for each executive officer of the Company and the Bank as of February 28, 2004, (a) the person's name, (b) age at December 31, 2003, (c) the year first elected as an executive officer of the Company or Bank and (d) positions with the Company and the Bank.

<CAPTIOJ
                               YEAR FIRST   POSITION WITH COMPANY; PRINCIPAL
NAME                     AGE    ELECTED     OCCUPATION; BUSINESS EXPERIENCE
----                     ---   ----------   --------------------------------
Paul J. Scheuermann       45      1986      President and Chief Executive
                                             Officer of the Company and the
                                             Bank since 1994

Jay A. Lees               61      1989      Treasurer of the Company; Senior
                                             Vice President and Senior Loan
                                             Officer of the Bank

Gregory G. Eagan          44      2001      Vice President and Chief
                                             Financial Officer of the Bank

Stephen R. Harding        33      2000      Vice President, Branch Management
                                             and Technology of the Bank

Nicholas Motto            55      1997      Vice President, Business
                                             Development Officer of the Bank

Gloria J. Williams        47      2003      Vice President, Branch Management
                                             of the Bank


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of Forms 3, 4 and 5 furnished to Community National in the fiscal year ended December 31, 2003, Community National is not aware of the failure of any reporting person to timely file the above forms.

SECTION 406 CODE OF ETHICS

The Board of Directors has adopted a Code of Ethics applicable to the Corporation's Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code of Ethics is available on the Company's website at www.CommunityNatBank.com. In addition, the Board of Directors has also adopted a Directors Code of Ethics and an Officers Code of Ethics which are each available on the website.


SECTION 407 AUDIT COMMITTEE FINANCIAL EXPERTS

The Board of Directors has determined that none of the members of the Audit Committee meets the criteria of "financial expert" as defined in the rules of the Securities and Exchange Commission, which is basically limited to those who have prepared or audited public company financial statements. The Board has determined that it in order to fulfill all the duties and functions of the Board, it is not in the best interests of the Company to encompass a position on the Board solely because the person qualifies as a financial expert. Instead, the Board has elected to engage Clark, Schaefer, Hackett and Company, Certified Public Accountants and Business Consultants ("CSH"), to perform in the capacity of financial expert. CSH has been hired to perform outsourced internal audit services and will review financial reports, such as the annual report, 10-QSB and 10-KSB, prior to the reports being publicly released. CSH will advise the Board on such matters and as needed or requested by the Board.


ITEM 10.  EXECUTIVE COMPENSATION

The information contained in the Company's definitive Proxy Statement on
Schedule 14A under the captions "COMPENSATION OF EXECUTIVE OFFICERS" and "BOARD OF DIRECTORS - MEETINGS AND COMMITTEES" is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(3.1) Articles of Incorporation of Community National Corporation are incorporated herein by reference to the registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 6, 2001.

(3.2) Regulations of the registrant are incorporated herein by reference to the registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 6, 2001.

(21) Subsidiary of the registrant incorporated herein by reference to the registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 6, 2001.

(31.1) Certifications pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

(32) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:  None


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the Company's definitive Proxy Statement on
Schedule 14A under the captions "INDEPENDENT PUBLIC ACCOUNTANTS" is incorporated herein by reference.

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
                                          Paul J. Scheuermann
                                          President and Chief Executive
                                            Officer

                                   Date:  March 29, 2004
                                          ---------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                               TITLE                       DATE
---------------------------      ---------             ------------------

/s/ Donald G. Burns              Director              March 29, 2004
---------------------------                            ------------------
Donald G. Burns


/s/ Robert L. Campbell           Director              March 29, 2004
---------------------------                            ------------------
Robert L. Campbell


/s/ W. Leslie Earnhart           Director              March 29, 2004
---------------------------                            ------------------
W. Leslie Earnhart


/s/ T.C. Garland                 Director              March 29, 2004
---------------------------                            ------------------
T.C. Garland


/s/ James L. Gross               Director              March 29, 2004
---------------------------                            ------------------
James L. Gross


/s/ Stanley E. Kolb              Director              March 29, 2004
---------------------------                            ------------------
Stanley E. Kolb

/s/ Kent S. Libecap              Director              March 29, 2004
---------------------------                            ------------------
Kent S. Libecap


/s/ Paul J. Scheuermann          President, Chief      March 29, 2004
---------------------------        Executive Officer   ------------------
Paul J. Scheuermann                and Director


/s/ Jay A. Lees                  Treasurer             March 29, 2004
---------------------------                            ------------------
Jay A. Lees


/s/ Gregory G. Eagan             Vice President,       March 29, 2004
---------------------------        Chief Financial     ------------------
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

    (3.2) By-laws of the registrant are incorporated herein by reference to the registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 6, 2001.

    (21) Subsidiary of the registrant incorporated herein by reference to the registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 6, 2001.

    (31.1) Certification of Paul J. Scheuermann pursuant to Rule 13a-14(a) /15d-14(a) of the Sarbanes-Oxley Act of 2002.

    (31.2) Certification of Gregory G. Eagan pursuant to Rule 13a-14(a) /15d-14(a) of the Sarbanes-Oxley Act of 2002.

    (32) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                 Exhibit 31.1

                                CERTIFICATIONS

In connection with the Annual Report of Community National Corporation
(CNC) on Form 10-KSB for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul J. Scheuermann, President of CNC, certify, that:

     (1)  I have reviewed this report on Form 10-KSB of CNC;

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

     (4) The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), for the small business issuer and have:

           a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     (5) The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors:


           a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize, and report financial information; and

           b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.




/s/Paul J. Scheuermann
-------------------------------------
Paul J. Scheuermann
President
March 29, 2004






                                 Exhibit 31.2

                                CERTIFICATIONS

In connection with the Annual Report of Community National Corporation
(CNC) on Form 10-KSB for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregory G. Eagan, principal financial officer of CNC, certify, that:

     (1)  I have reviewed this report on Form 10-KSB of CNC;

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

     (4) The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), for the small business issuer and have:

           a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     (5) The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors:


           a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize, and report financial information; and

           b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.





/s/Gregory G. Eagan
---------------------------------
Gregory G. Eagan
Principal financial officer
March 29, 2004




                                  EXHIBIT 32


                          CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Community National Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Paul J. Scheuermann, Chief Executive Officer, and Gregory G. Eagan, principal financial officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Paul J. Scheuermann                    /s/Gregory G. Eagan
---------------------------               ---------------------------
Paul J. Scheuermann                       Gregory G. Eagan
Chief Executive Officer                   Principal financial officer


March 29, 2004