Form 10QSB
period 2004-03-31
COMMUNITY NATIONAL CORP /OH
filed 2004-05-14
CIK 1124184

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                FORM 10-QSB
(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 for the quarterly period ended March 31, 2004

                                     OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
         1934 For the transition period from            to             .


                       Commission file number 000-33157


                        COMMUNITY NATIONAL CORPORATION
              -----------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

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

Indicate by check mark whether the small business issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
 Act of 1934 during the preceding 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X      No
                                  ---       ---

The number of shares outstanding of the issuer's common stock, without par value, as of March 31, 2004 was 633,014 shares.


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


     Item 3.  Controls and Procedures ..................................11-12


Part II.  Other Information ...............................................13

                        Part I - Financial Information

Item 1.  Financial Statements

                          Community National Corporation
                       Condensed Consolidated Balance Sheets
                                 (in thousands)
                                                  March 31,   December 31,
                                                    2004          2003
                                                (Unaudited)
ASSETS:
 Cash and due from banks                          $  3,673         2,742
 Federal funds sold                                    950           400
                                                   -------       -------
   Total cash and cash equivalents                   4,623         3,142
 Interest-bearing deposits in banks                    105           104
 Investment securities, at market value             19,201        19,832
 Other securities                                      407           404
 Loans, net of allowance for loan losses            95,866        93,832
 Premises and equipment, net                         4,635         4,625
 Other real estate owned                               831           821
 Other assets                                          753           626
                                                   -------       -------
     TOTAL ASSETS                                 $126,421       123,386
                                                   =======       =======
LIABILITIES:
 Deposits-
  Non-interest-bearing                            $ 13,112        13,020
  Interest-bearing                                  96,462        93,884
                                                   -------       -------
   Total deposits                                  109,574       106,904

 Federal funds purchased and other
  short-term borrowings                              4,065         3,865
 Accrued interest and other liabilities                503           763
                                                   -------       -------
     TOTAL LIABILITIES                             114,142       111,532
                                                   -------       -------
SHAREHOLDERS' EQUITY:
 Common stock-no par value, authorized
  1,500,000 shares; issued and outstanding
  633,014 at March 31, 2004 and
  627,805,shares at December 31, 2003                  791           785
 Surplus                                             1,367         1,238
 Retained earnings                                  10,116         9,869
 Accumulated other comprehensive income (loss),
  net of taxes                                           5           (38)
                                                   -------       -------
      TOTAL SHAREHOLDERS' EQUITY                    12,279        11,854
                                                   -------       -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $126,421       123,386
                                                   =======       =======

The accompanying notes to financial statements are an integral part of these statements.
                                   -1-

                             Community National Corporation
                       Condensed Consolidated Statements of Income
                     (In thousands except shares and per share data)
                                     (unaudited)
                                          Three Months Ended
                                               March 31,
                                          ------------------
                                             2004       2003
INTEREST INCOME:
 Interest and fees on loans                $1,548      1,505
 Interest on investment securities            143        193
                                            -----      -----
     TOTAL INTEREST INCOME                  1,691      1,698
                                            -----      -----
INTEREST EXPENSE:
 Interest on deposits                         441        518
 Interest on borrowings                         9          5
                                            -----      -----
     TOTAL INTEREST EXPENSE                   450        523
                                            -----      -----
     NET INTEREST INCOME                    1,241      1,175

PROVISION FOR LOAN LOSSES                      70         90
                                            -----      -----
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                  1,171      1,085
                                            -----      -----
OTHER OPERATING INCOME:
  Service charges, fees and other             128        125
  Loan brokerage fees                         102         79
  Other operating income                       36         19
  Net gain on sales of securities               -        181
                                            -----      -----
     TOTAL NON-INTEREST INCOME                266        404
                                            -----      -----
NON-INTEREST EXPENSE:
  Salaries and employee benefits              612        496
  Other                                       456        389
                                            -----      -----
TOTAL NON-INTEREST EXPENSE                  1,068        885
                                            -----      -----
     INCOME BEFORE INCOME TAXES               369        604

PROVISION FOR INCOME TAXES                    122        209
                                            -----      -----
     NET INCOME                            $  247        395
                                            =====      =====

Dividends declared per common share        $    -          -
Basic earnings per common share            $ 0.39       0.63
Average shares outstanding                633,014    627,805


The accompanying notes to financial statements are an integral part of these statements.
                                   -2-

                         Community National Corporation
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                            2004      2003
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $   247       395
 Adjustments -
  Depreciation and amortization                              144        90
  Provision for loan losses and other real estate owned       90        90
  Gain on sales of securities                                  -      (181)
  (Increase) decrease in other assets                       (127)       29
  Increase (decrease) in interest payable                     (1)      (59)
  Increase (decrease) in accrued liabilities                   5        72
                                                          ------    ------
     NET CASH PROVIDED BY OPERATING ACTIVITIES               358       436
                                                          ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales and maturing investment securities    4,634    12,469
 Purchases of investment securities                       (4,002)  (12,056)
 Net (increase) in loans                                  (2,159)   (3,752)
 Purchases of premises and equipment                         (91)       (8)
                                                          ------    ------
     NET CASH USED IN INVESTING ACTIVITIES                (1,618)   (3,347)
                                                          ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in deposits                       2,670    (1,663)
 Increase in federal funds purchased and other borrowings    200     2,600
 Cash dividends paid                                        (129)      (98)
                                                          ------    ------
     NET CASH PROVIDED BY FINANCING ACTIVITIES             2,741       839
                                                          ------    ------
     NET CHANGE IN CASH AND CASH EQUIVALENTS               1,481    (2,072)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           3,142     5,655
                                                          ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 4,623     3,583
                                                          ======    ======
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                           $   451       582
 Income taxes paid                                             -         -



The accompanying notes to financial statements are an integral part of these statements.

                        Community National Corporation
               Notes to Condensed Consolidated Financial Statements

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with accounting principles generally accepted in the United States of America. However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis consistent with, and should be read in conjunction with, the Company's audited financial statements as of and for the year ended December 31, 2003 and the notes thereto included in the Company's Form 10-KSB filed under the Securities Exchange Act of 1934.

The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2004.

The consolidated financial statements include the accounts of Community National Corporation ("Company" or "CNC") and its wholly owned subsidiary
The Community National Bank (the "Bank"). The Company is a bank holding company which was incorporated in July 2001 in the State of Ohio. The Bank is a nationally-chartered bank that commenced operations in 1983. The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation up to the maximum amount and under the terms allowed by federal regulations.

The condensed consolidated financial statements at March 31, 2004 and for the three-month period then ended have been reviewed by J.D. Cloud & Co., L.L.P., CNC's independent certified public accountants, whose report on their review of the financial statements is included in this report.

USE OF ESTIMATES
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS
Certain amounts for 2003 have been reclassified to conform to the 2004 presentation. These reclassifications had no change to net earnings or shareholders' equity previously reported.

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

                          Community National Corporation
               Notes to Condensed Consolidated Financial Statements
                                   (Continued)

NOTE 2 - LOANS
Major classifications of loans are as follows (thousands):

                                               March 31,    December 31,
                                                 2004           2003
                                               --------     -----------
Mortgage loans on real estate:
  Real estate - mortgage                       $51,834         50,576
  Commercial                                    34,903         34,464
  Construction                                   1,307          1,531
                                                ------         ------
       Total                                    88,044         86,571

Commercial loans                                 3,658          3,277
Installment loans                                5,100          4,874
                                                ------         ------
                                                96,802         94,722
Deferred net origination costs                      (3)            (3)
Allowance for loan losses                         (933)          (887)
                                                ------         ------
    Loans - net                                $95,866         93,832
                                                ======         ======

Loans on which the accrual of interest has been discontinued or reduced amounted to $977,000 and $305,000 at March 31, 2004 and December 31, 2003, respectively. Loans past due greater than 90 days and accruing interest were $44,000 and $754,000 at March 31, 2004 and December 31, 2003, respectively. The Bank acquired a property in foreclosure, resulting in an increase in other real estate owned.

Other real estate owned is reported net of a valuation allowance of $61,000 and $41,000 at March 31, 2004 and December 31, 2003, respectively. No properties were sold during the three months ended March 31, 2004.


NOTE 3 - COMPREHENSIVE INCOME
During the three months ended March 31, 2004 and 2003 total other comprehensive income was as follows (thousands):

                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                      2004    2003
                                                      ----    ----
  Net income                                          $247     395
  Other comprehensive income:
   Net unrealized gains on securities available
    for sale, net of taxes of $15 and $54 for
    the three months ended March 31.                    43     106
                                                       ---     ---
      Total comprehensive income                      $290     501
                                                       ===     ===

                                   -5-

                          Community National Corporation
               Notes to Condensed Consolidated Financial Statements
                                   (Continued)


NOTE 3 - COMPREHENSIVE INCOME (continued)
Accumulated comprehensive income consists of unrealized holding gains on securities available for sale of $5,000 (net of taxes) at March 31, 2004. Unrealized holding losses were $38,000 (net of taxes) at December 31, 2003.


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

CNC uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent off-balance-sheet credit risk at March 31, 2004 and December 31, 2003 were $4,531,000 and $4,417,000, respectively.

CNC and its subsidiaries are parties to various claims and proceedings arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such proceedings and claims will not be material to the consolidated financial position or results of operations.


NOTE 5 - DIVIDENDS
CNC declared a dividend of $.42 per share in December 2003, payable in January 2004. Shareholders could elect to receive cash or shares of stock with fractional shares paid in cash. Total cash dividends were $129,000 and dividends paid with shares of stock were $135,000 for 5,209 shares.

                      INDEPENDENT ACCOUNTANT'S REPORT



To the Shareholders and Board of Directors
Community National Corporation


We have reviewed the condensed consolidated balance sheet of Community National Corporation and Subsidiary as of March 31, 2004, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with U.S. generally accepted auditing standards, the consolidated balance sheet of Community National Corporation and Subsidiary as of December 31, 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                          /s/ J.D. Cloud & Co. L.L.P.
                                          ----------------------------
                                          J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio
May 13, 2004

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003
CNC earned $247,000, or $0.39 per share, for the three months ended
March 31, 2004 compared to $395,000, or $0.63 per share, for the three months ended March 31, 2003. Net income in 2003 included a net gain on sales of investment securities totaling $181,000. No securities were sold in 2004. Excluding the gain on sales of securities in 2003, net income before income taxes for the three months ended March 31, 2004 was $369,000 as compared to $423,000 for the same period in 2003. The change in 2004 from 2003 was primarily the result of increased operating expenses, partially offset by increases in revenue.

ANALYSIS OF NET INTEREST INCOME
Net interest income for the three months ended March 31, 2004 increased $66,000, or 5.6%, from the comparable period in 2003. The increase in net interest income was primarily due to increased balances of interest-earning assets.

Interest income increased slightly from 2003 to 2004. The average yield of 5.84% on interest-earning assets declined during the three months ended
March 31, 2004 from 6.39% in 2003. This decline in rates was offset by the increase in the daily average balances for loans. The decline in the yield of interest-earning assets was due to the continuing effect of decreasing market rates throughout 2003 and the subsequent scheduled and unscheduled re-pricing of assets during the first quarter, 2004.

Average earning assets increased $9.6 million to $115.9 million for the first quarter of 2004 from the same period in 2003, representing a 9.0% increase. The increase was attributable to increases in loan volume. Average loans increased $14.3 million. Interest-earning assets were restructured to move funds from lower yielding investment securities and federal funds sold to higher yielding loans.

The declining market rates throughout 2003 and into 2004 also resulted in a decrease in the cost for interest-bearing liabilities. Costs were reduced in all categories, but the largest reductions were in time deposits and savings. The cost of time deposits decreased as maturing accounts were

                          Community National Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


reinvested in lower cost accounts or closed. The company also utilized short term borrowings and FHLB Advances to fund its loan growth. Average interest-bearing liabilities totaled $98.9 million for the first quarter of 2004, up $7.5 million from the same period in 2003.

The net interest margin was 4.28% during the first quarter of 2004, a downward change of 14 basis points in comparison with the first quarter of 2003. The decline was caused by yields on earning assets lowering to a larger extent than the cost of funds. The net interest spread declined 8 basis points.

NON-INTEREST INCOME
The Company recognized $181,000 in gain on sales of investment securities in the first quarter of 2003. No sales were transacted in the first quarter of 2004; therefore, total non-interest income decreased $138,000, or 34.2%. Excluding the gain on the sales, other non-interest income increased $43,000 or 19.3% during the first quarter of 2004 compared to the first quarter of 2003. The major component of the increase was the stronger activity in the secondary market loan program.

NON-INTEREST EXPENSE
Total non-interest expense increased $183,000 or 20.7% in the first quarter 2004 compared with the first quarter 2003, primarily due to personnel expenses. Salaries and employee benefits increased due to regular salary increases, performance bonuses and commissions, and additional staffing needs.

CHANGES IN ALLOWANCE FOR LOAN LOSSES
The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. The total loan loss provision and the other changes in the allowance for loan losses are shown below.

                                                Three Months Ended
                                                    March 31,
                                                 2004     2003
                                                  (thousands)
Balance, beginning of period                     $ 887      804
                                                   ---      ---
Charge-offs                                         48       23
Recoveries                                          24       19
                                                   ---      ---
Net charge-offs                                     24        4
                                                   ---      ---
Provision for loan losses                           70       90
                                                   ---      ---
Balance, end of period                           $ 933      890
                                                   ===      ===

                          Community National Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Charge-offs during 2004 are attributable to commercial-related loans and loans to individuals, while 2003 charge-offs were attributable to commercial-related loans.

The following table sets forth information regarding the past due, non-accrual and renegotiated loans of the Bank at the dates indicated:

                                       March 31,       December 31,
                                         2004             2003
                                       --------        -----------
                                              (thousands)
Loans accounted for on
   non-accrual basis                   $  977               305
Accruing loans that are
   past due 90 days or more                44               754
                                       ------             -----
   Total                               $1,021             1,059
                                       ======             =====

Accruing loans which are past due 90 days or more at March 31, 2004 consists of commercial loans secured by vehicles. Accruing loans which are past due 90 days or more at December 31, 2003 consist primarily of installment loans, loans secured by 1-4 family residential property, and loans secured by commercial real estate. Loans totaling $732,000, past due 90 days or greater at December 31, 2003, and accruing interest, were transferred to non-accrual status as of March 31, 2004. These transfers were a result of management's concerns regarding the collectibility of these loans through the normal course of repayment. The allowance for loan loss includes $146,000 allocated to non-accrual loans at March 31, 2004.

CAPITAL
CNC and the Bank are required by regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially shareholders' equity less goodwill and other intangibles) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in CNC's assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier I capital to risk-weighted assets must be at least 4.0% and the ratio of Total capital (Tier I capital plus Tier II capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier I capital to adjusted quarterly average total assets of 4.0%.

                          Community National Corporation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


A summary of the regulatory capital ratios of CNC follows:

                                             At                At
                                          March 31,        December 31,
                                            2004              2003
                                          ---------        ------------
Total risk-based                            15.5%             15.8%
Tier I risk-based                           14.4%             14.7%
Leverage                                     9.6%              9.3%

LIQUIDITY
Liquidity is the ability to have funds available at all times to meet the commitments of the Bank. Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets included cash and deposits in banks, federal funds sold and securities available for sale. Liquidity is also provided by access to core funding sources, primarily core depositors in the Bank's trade area. Brokered deposits are solicited as a funding source to match against funding for interest rate risk purposes. Total brokered deposits as of March 31, 2004 were $8,315,000. Liquidity is enhanced by the fact that 70% of total deposits at March 31, 2004 were "core" deposits. Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

At March 31, 2004, liquid assets were to $4.7 million, or 3.7% of total gross assets, compared to $3.2 million, or 2.6% at December 31, 2003. Secondary sources of liquidity include the ability to sell loan participations, borrow funds from the Federal Home Loan Bank of Cincinnati, sell unpledged securities, and purchase federal funds. Management closely monitors the level of liquid assets available to meet ongoing funding needs. It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost. No liquidity or operational problems were experienced as a result of the current liquidity levels.


Item 3.  Controls and Procedures

a) Disclosure controls and procedures. The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon this evaluation, these officers have concluded that as of March 31, 2004, the Company's disclosure controls and procedures were adequate.

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

        a.  Exhibits

            Exhibit 2 - Purchase and Assumption Agreement

            Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Paul J. Scheuermann.

            Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Gregory
            G. Eagan.

            Exhibit 32 - Section 1350 Certifications

        b. A report on Form 8-K was filed by the Company on April 5, 2004 for the purpose of reporting, pursuant to Item 5 of the Form 8-K, the Purchase and Assumption Agreement between Community National Bank and First National Bank of Germantown under which Community National will purchase certain fixed assets and will assume certain deposit liabilities of two of First National's branches located in Carlisle and Middletown, Ohio.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Community National Corporation
                               Registrant


Date:  May 14, 2004            /s/Paul J. Scheuermann
                               ----------------------------------------
                               Paul J. Scheuermann, President



Date:  May 14, 2004            /s/Gregory G. Eagan
                               ----------------------------------------
                               Gregory G. Eagan, Chief Financial Officer