Form 10QSB
period 2004-06-30
COMMUNITY NATIONAL CORP /OH
filed 2004-08-16
CIK 1124184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-QSB

(Mark One)

(  X  )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

 (      )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from

  to

Commission File Number  000-33157

Community National Corporation

(Exact name of registrant as specified in its charter)

Ohio            31-1724230

(State or other jurisdiction of            (I.R.S. Employer

         incorporation or organization)     identification Number)

1400 East Second Street, Franklin, Ohio   45005

(Address of principal executive offices, including Zip Code)

(937) 746-1520

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

Yes   X  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      No   X

The number of shares outstanding of the issuer's common stock, without par value, as of June 30, 2004, was 633,014 shares.

COMMUNITY NATIONAL CORPORATION

INDEX

Page No.
Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Income	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4 - 8

Report on Independent Registered Public Accounting Firm	9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10 - 13

Item 3. Controls and Procedures	14

Part II - Other Information	15 - 16

Signatures	16

COMMUNITY NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS:
Cash and due from banks	$3,320	2,742
Federal funds sold	6,400	400
Total cash and cash equivalents		3,142

Interest-bearing deposits in banks	101	104
Investment securities, at market value	24,019	19,832
Other securities	411	404
Loans, net of allowance for loan losses	96,720	93,832
Premises and equipment, net	5,199	4,625
Other real estate owned	224	821
Other assets	1,442	626
TOTAL ASSETS	$137,836	123,386

LIABILITIES:
Deposits –
Non interest-bearing	$15,703	13,020
Interest-bearing	109,348	93,884
Total deposits		106,904
Federal funds purchased and other short-term borrowings	-	3,865
Accrued interest and other liabilities	449	763
TOTAL LIABILITIES	125,500	111,532

SHAREHOLDERS’ EQUITY:
Common stock-no par value, authorized 1,500,000 shares;
issued and outstanding 633,014 shares at June 30, 2004
and 627,805 shares at December 31, 2003	791	785
Surplus	1,367	1,238
Retained earnings	10,408	9,869
Accumulated other comprehensive income (loss) , net of taxes	(230)	(38)
TOTAL SHAREHOLDERS’ EQUITY	12,336	11,854

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$137,836	123,386

The accompanying notes to consolidated financial statements are an integral part of these statements. - 1 -

COMMUNITY NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003
INTEREST INCOME:
Interest and fees on loans	$1,616	1,512	3,164	3,017
Interest on securities and federal funds sold	138	162	281	355
TOTAL INTEREST INCOME	1,754	1,674	3,445	3,372

INTEREST EXPENSE:
Interest on deposits	478	506	919	1,024
Interest on borrowings	6	5	15	10
TOTAL INTEREST EXPENSE	484	511	934	1,034
NET INTEREST INCOME	1,270	1,163	2,511	2,338
PROVISION FOR LOAN LOSSES	80	30	150	120

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,190	1,133	2,361	2,218

NON INTEREST INCOME:
Service charges, fees and other	136	145	264	270
Loan brokerage fees	123	93	225	172
Other operating income	24	42	60	61
Net gain on sales of securities	-	22	-	203
TOTAL NON INTEREST INCOME	283	302	549	706

NON INTEREST EXPENSE:
Salaries and employee benefits	584	502	1,196	998
Other	436	448	892	837
TOTAL NON INTEREST EXPENSE	1,020	950	2,088	1,835
INCOME BEFORE INCOME TAXES		485		1,089
PROVISION FOR INCOME TAXES	162	169	284	378
NET INCOME	$291	316	538	711

Dividends declared per common share	$-	-	-	-

Basic earnings per common share	$0.46	0.50	0.85	1.13

Average shares outstanding	633,014	627,805	633,014	627,805

The accompanying notes to consolidated financial statements are an integral part of these statements. - 2 -

COMMUNITY NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands) (unaudited)
	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$538	711
Adjustments -
Depreciation and amortization	296	198
Provision for loan loses and other real estate owned	170	120
Gain on sale of securities	-	(203)
(Increase) decrease in other assets	(231)	26
Increase (decrease) in interest payable	13	(109)
Increase (decrease) in accrued liabilities	15	(52)
NET CASH PROVIDED BY OPERATING ACTIVITIES	801	691

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturing investment activities	7,679	36,169
Purchase of investment securities	(12,291)	(33,291)
Net (increase) in loans	(2,625)	(7,876)
Proceeds from sale of other real estate owned	177	-
Cash acquired in acquisition of deposits	6,772	-
Purchases of premises and equipment	(251)	(127)
Improvements to other real estate owned	-	(40)
NET CASH (USED IN) INVESTING ACTIVITIES	(539)	(5,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	10,310	2,919
Increase (decrease) in federal funds purchased and other borrowings	(3,865)	1,350
Cash dividends paid	(129)	(98)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,316	4,171

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,578	(303)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,142	5,655

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,720	5,352

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$914	1,143
Income taxes paid	215	378
Loans issued on sale of other real estate owned	433	-

The accompanying notes to consolidated financial statements are an integral part of these statements. - 3 -

COMMUNITY NATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Community National Corporation ("Company" or "CNC") and its wholly owned subsidiary The Community National Bank (the "Bank").  The Company is a bank holding company which was incorporated in July 2001 in the State of Ohio.  The Bank is a nationally-chartered bank that commenced operations in 1983.  The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation up to the maximum amount and under the terms allowed by federal regulations.  On June 25, 2004 the Bank completed the purchase of branches located in Carlisle and Middletown, Ohio from The First National Bank of Germantown, Germantown, Ohio.  Included in the purchase was approximately $7.8 million in deposits and certain fixed assets and real property.

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.

The condensed consolidated financial statements at June 30, 2003 and for the three-month period and six-month periods then ended have been reviewed by J.D. Cloud & Co., L.L.P., CNC's independent certified public accountants, whose report on their review of the financial statements is included in this report.

Results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in CNC's December 31, 2003 Form 10-KSB filed with the Securities and Exchange Commission.

The condensed consolidated financial statements at June 30, 2004 and for the three-month and six-month periods then ended have been reviewed by J.D. Cloud & Co., L.L.P., CNC's independent certified public accountants, whose report on their review of the financial statements is included in this report.

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

COMMUNITY NATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Continued)

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

NOTE 2 – BUSINESS COMBINATION

On June 25, 2004, the Bank completed the acquisition of certain fixed assets and deposits of First National Bank of Germantown (“FNB”).  The acquisition allows the Bank to expand its presence in the Warren/Butler County area in southwestern Ohio.  CNC now operates 5 full-service banking centers.

Under the terms of the cash transaction, the Bank received cash of approximately $6.8 million and acquired $7.8 million in deposits for a premium of 7.5% and fixed assets consisting of land, buildings and various equipment with an estimated market value of $523,000 and other intangible assets ..

The purchased assets and deposits of FNB were recorded on the balance sheet at their respective fair values as of the closing date.  The fair values are preliminary and are subject to refinement as information becomes available.  The acquisition related charges recognized in expenses of the Bank for the three and six months ended June 30, 2004, consisting primarily of marketing costs, printing, supplies and other costs associated with conversion, were minimal based on the timing of the acquisition.

The transaction resulted in total intangible assets of $635,000 based upon the purchase price of the acquired deposits and preliminary purchase accounting adjustments.  The allocation of the total intangible amount between core deposit intangibles and goodwill will be appropriately recorded in the quarter ending September 30, 2004.  The core deposit intangible is expected to be amortized using a straight-line method over approximately seven years.  The remaining amount of intangible assets will be recorded as goodwill.  Goodwill is not amortizable but will be subject to annual impairment testing.

COMMUNITY NATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Continued)

NOTE 3 - LOANS

Major classifications of loans are as follows (thousands):

	June 30,	December 31,
	2004	2003
Mortgage loans on real estate:
Residential 1 - 4 family	$50,977	50,576
Commercial	37,089	34,464
Construction	901	1,531
Total
Commercial loans	3,792	3,277
Installment loans	4,961	4,874
	97,720	94,722
Deferred net origination costs	(3)	(3)
Allowance for loan losses	(997)	(887)
Loans - net	$96,720	93,832

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,290,000 and $305,000 at June 30, 2004 and December 31, 2003, respectively.  Loans past due greater than 90 days and accruing interest were $37,000 and $754,000 at June 30, 2004 and December 31, 2003, respectively.

Other real estate owned is reported net of a valuation allowance of $51,000 and $41,000 at June 30, 2004 and December 31, 2003, respectively.  During the six-month period ended June 30, 2004, the B ank acquired one property in foreclosure.  The B ank sold six properties during the same six-month period, resulting in a net decrease in other real estate owned.

COMMUNITY NATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Continued)

NOTE 4 - COMPREHENSIVE INCOME

During the three and six months ended June 30, 2004 and 2003 total comprehensive income was as follows (thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net income	$291	316	538	711
Other comprehensive income (loss) :
Net unrealized gain (loss) on securities available for sale net of taxes of ($121) and ($98) for the three and six months ended June 30, 2004	(236)	(39)	(192)	52
Reclassification adjustment for net realized gain on sale of available for sale securities included in net income (net of taxes of $7)	-	(15)	-	-
Total comprehensive income	$55	262	346	763

Accumulated other comprehensive income consists of unrealized holding losses on securities available for sale of $230,000 (net of taxes) at June 30, 2004.  Unrealized holding losses were $38,000 (net of taxes) at December 31, 2003.

NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES

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

CNC uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at June 30, 2004 and December 31, 2003 were $4,545,000 and $4,417,000, respectively.

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

NOTE 6 - DIVIDENDS

CNC declared a dividend of $.42 per share in December 2003, payable in January 2004.  Shareholders could elect to receive cash or shares of stock with fractional shares paid in cash.  Total cash dividends were $129,000 and dividends paid with shares of stock were $135,000 for 5,209 shares.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Community National Corporation

We have reviewed the condensed consolidated balance sheet of Community National Corporation and Subsidiary as of June 30, 2004, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2004 and 2003.  These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the P ublic C ompany A ccounting O versight B oard (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the public company accounting oversight board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public C ompany A ccounting O versight B oard (United States) , the consolidated balance sheet of Community National Corporation and Subsidiary as of December 31, 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 9, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ J.D. Cloud & Co. L.L.P.

J.D. Cloud & Co. L.L.P.

Cincinnati, Ohio

August 12 , 2004

COMMUNITY NATIONAL CORPORATION

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statement

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

RESULTS OF OPERATIONS

Total assets increased to $137.8 million at the end of the second quarter 2004.  This represents a $14.5 million, or 11.7%, increase over total assets at the end of 2003.  Community National Bank completed its acquisition of certain assets and deposit accounts from First National Bank of Germantown on June 25, 2004.  The acquisition produced an increase of $7.8 million in assets, with increases in cash balances, fixed assets and intangible assets; as well as an increase of $7.8 million in deposit liabilities.

June 30, 2004 vs. June 30, 2003

CNC earned $538,000, or $0.85 per share, during the six months ended June 30, 2004 compared to $711,000, or $1.13 per share, during the six months ended June 30, 2003.  CNC earned $291,000, or $0.46 per share, for the three months ended June 30, 2004 compared to $316,000, or $0.50 per share, for the three months ended June 30, 2003.  As discussed in following paragraphs, the change from 2003 is a result of increased net interest income, less non-interest income and increased non-interest expense.

Net interest income for the six months ended June 30, 2004 increased $ 173 ,000, or 7.4%, from the comparable period in 2003.   For the three-month periods ending June 30, net interest income increased $107,000, or 9.2%, in 2004 over 2003.   The increase s in net interest income w ere the results of a combination of increased average interest-earning assets and lower cost of funds in relation to the yield on earning assets.

Average earning assets increased $11.4 million to $118.6 million during the six months ended June 30, 2004 from the same period in 2003, representing a 10.6% increase.  The increase was attributable to increases in loan volume as average loan balances increased $13.6 million, or 16.5%, over the average balance at June 30, 2003.  The average yield of 5.8% on interest-earning assets declined during the six months ended June 30, 2004 from 6.3% in 2003.  The decline in the yield of interest-earning assets was due to the continuing effect of decreasing interest rates in the lending market.  The yield on loans went from 7.3% for the six months ended in June 30, 2003 to 6.6% for the six months ended June 30, 2004.  The change in yield, however, was offset by an increase in the daily average balances for loans resulting in an overall increase in loan income and total income on earning assets.

The yield on other earning assets declined from 2.88% for the six months ended June 30, 2003 to 2.50% for the six months ended June 30, 2004, resulting in a decline in earnings between the six-month periods of $74,000.

COMMUNITY NATIONAL CORPORATION

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The declining market rates throughout 2003 and into 2004 also resulted in a decrease in the cost for interest-bearing liabilities.  Costs were reduced in all deposit sectors with the largest reduction in time deposits.  The cost of time deposits decreased as maturing accounts were reinvested in lower cost accounts or closed.  Average interest-bearing liabilities totaled $101.3 million for the six months ended June 30, 2004, up $9.2 million, or 10.0% from the same period in 2003.  The majority of the growth was attributable to average time certificates increasing $4.1 million, or 7.9%, for the six months ended June 30, 2004 compared to June 30, 2003.

Non interest income, excluding any gain on sales of securities, grew $46,000 or 9.1%, in the six months ended June 30 2004 as compared to the six months ended June 30, 2003 largely as a result of increased brokerage fees ..   The three-month periods ended June 30, 2004 and 2003, excluding any gain on sales of securities, were relatively the same, with 2004 increasing 1.1% over 2003.   Income from originating loans for the secondary mortgage market increased $53,000, or 30.8% over the six-month period ending June 30, 2003.  During the six-month period in 2003, the CNC recognized $203,000 from gains on sales of securities, resulting in an after-tax effect on earnings of $134,000.  The company did not sell any securities during the same period in 2004.

Non interest expense increased $253,000, or 13.8%, for the six-month period ended June 30, 2004 versus the same period in 2003.   Non interest expense increased $70,000, or 7.4%, for the three months ended June 30, 2004 over the same period in 2003.   The increase s w ere primarily result s of expenses related to personnel costs associated with the volume of loan activity.

Three Months Ended June 30, 2004 vs. March 31, 2004.

CNC earned $291,000, or $0.46 per share, during the three months ended June 30, 2004 compared to $247,000, or $0.39 per share, during the three months ended March 31, 2004.  The increase in the second quarter was a result of increased net interest income, reduced operating expenses and higher non-interest income.

Net interest income for the three months ended June 30, 2004 increased $29,000, or 1.0%, from the first quarter.  The increase was a result of increased income in the loan portfolio.

Non-interest income grew $17,000, or 6.4%, in the second quarter, with the increases coming through fee income from secondary mortgage market activity.  Non-interest expense decreased $48,000, or 4.5%, primarily as a result of lower personnel costs and reduced expenses related to other real estate owned.

The net interest margin was 4.18% for the three months ended June 30, 2004 as compared to 4.28% for the three months ended March 31, 2004.

Provisions For Loan Losses

The total provision for loan losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  The total loan loss provision and the other changes in the allowance for loan losses are shown below.

COMMUNITY NATIONAL CORPORATION

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Six Months Ended
Allowance F or L oan L osses	June 30,
	2004	2003
	(thousands)

Balance, beginning of period	$887	804

Charge-offs	69	146
Recoveries	29	29
Net charge-offs	40	117

Provision for loan losses	150	120

Balance, end of period	$997	807

Charge-offs during 2004 are attributable to consumer installment loans, multi-family residential loans and commercial-related loans, while 2003 charge-offs were attributable primarily to commercial-related loans.

The following table sets forth information regarding the past due, non-accrual and renegotiated loans of the Bank at the dates indicated:

	June 30,	December 31,
	2004	2003
	(thousands)

Loans accounted for on non-accrual basis	$1,290	305
Accruing loans that are past due 90 days
or more	37	754
Total	$1,327	1,059

Accruing loans that are past due 90 days or more at June 30, 2004 consists of loans secured by residential and commercial properties.  Accruing loans which are past due 90 days or more at December 31, 2003 consist primarily of installment loans, loans secured by 1-4 family residential property, and loans secured by commercial real estate.  Loans totaling $732,000, past due 90 days or greater at December 31, 2003, and accruing interest, were transferred to non-accrual status as of June 30, 2004.  These transfers were a result of management's concerns regarding the collectibility of these loans through the normal course of repayment.  The allowance for loan loss includes $147,000 allocated to non-accrual loans at June 30, 2004.

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

A summary of the regulatory capital ratios of Community National Bank follows:

	At	At
	June 30,	December 31,
	2004	2003

Total risk-based	14.6%	15.8%
Tier I risk-based	13.4%	14.7%
Leverage	9.0%	9.3%

Liquidity

Liquidity is the ability to have funds available at all times to meet the commitments of Community National.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future.  Liquid assets included cash and deposits in banks, federal funds sold and securities available for sale.  Liquidity is also provided by access to core funding sources, primarily core depositors in the bank's market.  Community National solicits brokered deposits as a funding source to match against funding for interest rate risk purposes.  Total brokered deposits as of June 30, 2004 were $7,920,000.  The liquidity of Community National is enhanced by the fact that 67% of total deposits at June 30, 2004 were "core" deposits.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

At June 30, 2004, Community National's liquid assets amounted to $9.8 million or 7.1% of total gross assets, compared to $3.2 million or 2.6% at December 31, 2003.  The Community National received $6.8 million in cash on June 2 5 , 2004 as a result of the acquisition of FNB deposits.  Secondary sources of liquidity include Community National's ability to sell loan participations, borrow funds from the Federal Home Loan Bank of Cincinnati, sell unpledged securities, and purchase federal funds.  Management closely monitors the level of liquid assets available to meet ongoing funding needs.  It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost.  No liquidity or operational problems were experienced as a result of the current liquidity levels.

The Bank is committed to capital expenditures estimated to total $125,000 to $150,000 for the implementation of Check 21 and the requirements for check imaging as of June 30, 2004.

COMMUNITY NATIONAL CORPORATION

COMMUNITY NATIONAL CORPORATION

ITEM 3.  CONTROLS AND PROCEDURES

a)  Disclosure controls and procedures

The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Based upon this evaluation, these officers have concluded that as of June 30, 2004, the Company's disclosure controls and procedures were adequate.

b)  Changes in internal control over financial reporting

During the period covered by this report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

COMMUNITY NATIONAL CORPORATION

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings - Not Applicable

Item 2.  Changes in Securities and Use of Proceeds - Not Applicable

Item 3.  Defaults by the Company on its Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders -

The Annual Meeting of the Shareholders of the Company was held on April 20, 2004.  The only matter voted on by the shareholders of the Company was the election of four Class I Directors to serve until the 2006 Annual Meeting.

The following persons were elected as Class I Directors by the votes indicated:

Director	For	Withheld
Robert C. Campbell	456,532	0
James L. Gross, Jr.	456,532	0
Stanley E. Kolb	451,582	4,950
Kent S. Libecap	456,532	0

The following Class II members of the Board of Directors have terms expiring in 2005: Donald G. Burns, W. Leslie Earnhart, T.C. Garland and Paul J. Scheuermann.

Item 5.

Other Information - Not Applicable

Item 6.

Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul J. Scheuermann

	Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Gregory G. Eagan

	Exhibit 32	Section 1350 Certification

(b)

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

(c)

A report on Form 8-K was filed by the Company on June 28, 2004 for the purpose of reporting, pursuant to Item 5 of the Form 8-K, the completion of the purchase of branches located in Carlisle and Middletown, Ohio from The First National Bank of Germantown, Germantown, Ohio.  Included in the purchase was approximately $7.8 Million in deposits and certain fixed assets and real property.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY NATIONAL CORPORATION

Registrant

August 16, 2004

/s/ Paul J. Scheuermann

Paul J. Scheuermann, President

August 16, 2004

/s/Gregory G. Eagan

Gregory G. Eagan, Chief Financial Officer