Form 10QSB
period 2004-09-30
COMMUNITY NATIONAL CORP /OH
filed 2004-11-10
CIK 1124184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-QSB

(Mark One)

(  X  )

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes   X  No

The number of shares outstanding of the issuer's common stock, without par value, as of September 30, 2004, was 633,014 shares.

Transitional Small Business Disclosure Format.

Yes      No   X

COMMUNITY NATIONAL CORPORATION

INDEX

Page No.
Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Income	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4 - 8

Report of Independent Registered Public Accounting Firm	9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10 - 13

Item 3. Controls and Procedures	14

Part II - Other Information	15

Signatures	16

COMMUNITY NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS:
Cash and due from banks	$5,463	2,742
Federal funds sold	7,850	400
Total cash and cash equivalents	13,313	3,142

Interest-bearing deposits in banks	101	104
Investment securities, at market value	22,247	19,832
Other securities	418	404
Loans, net of allowance for loan losses	98,624	93,832
Premises and equipment, net	5,321	4,625
Other real estate owned	-	821
Other assets	1,342	626
TOTAL ASSETS	$141,366	123,386

LIABILITIES
Deposits -
Non interest-bearing	$17,248	13,020
Interest-bearing	110,779	93,884
Total deposits	128,027	106,904
Federal funds purchased and other short-term borrowings	-	3,865
Accrued interest and other liabilities	522	763
TOTAL LIABILITIES	128,549	111,532

SHAREHOLDERS' EQUITY
Common stock-no par value, authorized 1,500,000 shares; issued and outstanding 633,014 shares at September 30, 2004	791	785
Surplus	1,367	1,238
Retained earnings	10,698	9,869
Accumulated other comprehensive income (loss), net of taxes	(39)	(38)
TOTAL SHAREHOLDERS' EQUITY	12,817	11,854

TOTAL LIABILITES AND SHAREHOLDERS' EQUITY	$141,366	123,386

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

COMMUNITY NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
INTEREST INCOME:
Interest and fees on loans	$1572	1,573	4,736	4,590
Interest on securities and federal funds sold	211	141	492	496
TOTAL INTEREST INCOME	1,783	1,714	5,228	5,086

INTEREST EXPENSE:
Interest on deposits	601	476	1,521	1,500
Interest on borrowings	-	-	14	10
TOTAL INTEREST EXPENSE	601	476	1,535	1,510
NET INTEREST INCOME	1,182	1,238	3,693	3,576
PROVISION FOR LOAN LOSSES	30	70	180	190

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,152	1,168	3,513	3,386

NON-INTEREST INCOME:
Service charges, fees and other	148	144	412	414
Loan brokerage fees	150	115	375	287
Other operating income	16	19	76	80
Net gain on sales of securities	-	-	-	203
TOTAL NON-INTEREST INCOME	314	278	863	984

NON-INTEREST EXPENSE:
Salaries and employee benefits	545	529	1,741	1,527
Other	478	414	1,370	1,251
TOTAL NON-INTEREST EXPENSE	1,023	943	3,111	2,778

INCOME BEFORE INCOME TAXES	443	503	1,265	1,592
PROVISION FOR INCOME TAXES	153	172	437	550
NET INCOME	$290	331	828	1,042

Dividends declared per common share	$-	-	-	-

Basic earnings per common share	$0.46	0.53	1.31	1.66

Average shares outstanding	633,014	627,805	633,014	627,805

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

COMMUNITY NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$828	1,042
Adjustment -
Depreciation and amortization	432	367
Provision for loan losses	180	190
Gain on sale of other real estate owned	(3)	-
Gain on sales of securities	-	(203)
FHLB stock dividend	(14)	(9)
(Increase) decrease in other assets	(131)	108
Increase (decrease) in interest payable	-	(164)
Increase (decrease) in accrued liabilities	5	(44)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,297	1,287

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturing investment activities	15,232	40,299
Purchase of investment securities	(17,831)	(36,829)
Net increase in loans	(4,556)	(13,434)
Proceeds from sale of other real estate owned	421	164
Cash acquired in acquisition of business	6,772	-
Purchase of premises and equipment	(456)	(135)
Improvements to other real estate owned	-	(55)
NET CASH (USED IN) INVESTING ACTIVITIES	(418)	(9,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	13,286	11,741
Decrease in federal funds purchased and
other borrowings	(3,865)	-
Cash dividends paid	(129)	(98)
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,292	11,643

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,171	2,940

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,142	5,655

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,313	8,595

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,528	1,674
Income tax paid	400	546
Loans issued on sale of other real estate owned	433	-

The accompanying notes to the condensed connsolidated financial statements are an integral part of these statements.

COMMUNITY NATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Community National Corporation ("Company" or "CNC") and its wholly-owned subsidiary, The Community National Bank (the "Bank").  The Company is a bank holding company which was incorporated in July 2001 in the State of Ohio.  The Bank is a nationally-chartered bank that commenced operations in 1983.  The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation up to the maximum amount and under the terms allowed by federal regulations.  On June 25, 2004 the Bank completed the purchase of branches located in Carlisle and Middletown, Ohio from The First National Bank of Germantown, Germantown, Ohio.  Included in the purchase was approximately $7.8 million in deposits and certain fixed assets and real property.

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

The condensed consolidated financial statements at September 30, 200 4 and 2003, and for the three-month period and nine -month periods then ended , have been reviewed by J.D. Cloud & Co., L.L.P., CNC's independent certified public accountants, whose report on their review of the financial statements is included in this report.

Results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, accounting policies and financial notes thereto included in CNC's December 31, 2003 Form 10-KSB filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassifications

Certain amounts for 2003 have been reclassified to conform to the 2004 presentation.  These reclassifications had no effect on net earnings or shareholders' equity previously reported.

COMMUNITY NATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Continued)

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

The purchased assets and deposits of FNB were recorded on the balance sheet at their respective fair values as of the closing date.  The fair values are preliminary and are subject to refinement as information becomes available.  The acquisition related charges recognized in expenses of the Bank for the nine months ended September 30, 2004, consisting primarily of marketing costs, printing supplies and other costs associated with conversion were minimal.

The transaction resulted in total intangible assets of $660,000 based upon the purchase price of the acquired deposits and preliminary purchase accounting adjustments.  The allocation of the total intangible amount between core deposit intangibles and goodwill will be recorded in the quarter ending December 31, 2004.  The core deposit intangible is expected to be amortized using a straight-line method over approximately seven years.  The remaining amount of intangible assets will be recorded as goodwill.  Goodwill is not amortizable but will be subject to annual impairment testing.  The intangible asset is included in other assets on the condensed consolidated balance sheet at September 30, 2004.

COMMUNITY NATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Continued)

NOTE 3 - LOANS

Major classifications of loans are as follows (thousands):

	September 30,	December 31,
	2004	2003
Mortgage loans on real estate:
R esidential 1 - 4 family	$51,767	50,576
Commercial	38,123	34,464
Construction	1,227	1,531
Total	91,117	86,571
Commercial loans	4,006	3,277
Installment loans	4,458	4,874
	99,581	94,722
Deferred net origination costs	(3)	(3)
Allowance for loan losses	(954)	(887)
Loans - net	$98,624	93,832

Loans on which the accrual of interest has been discontinued amounted to $1,226,000 and $305,000 at September 30, 2004 and December 31, 2003, respectively.  Loans past due greater than 90 days and accruing interest were $1,000 and $754,000 at September 30, 2004 and December 31, 2003, respectively.

Other real estate owned was reported net of a valuation allowance of $41,000 at December 31, 2003.  During the nine-month period ended September 30, 2004, the B ank acquired one property in foreclosure.  The B ank sold all of its properties during the same nine-month period, resulting in the Bank having no properties in other real estate owned at September 30, 2004.  The Bank realized a gain of $3,000, net of prior write downs, during the nine months ended September 30, 2004.

COMMUNITY NATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Continued)

NOTE 4 - COMPREHENSIVE INCOME

During the three and nine months ended September 30, 2004 and 2003 total comprehensive income was as follows (thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net income	$290	331	828	1,042
Other comprehensive income (loss) :
Net unrealized gain (loss) on securities available for sale net of taxes of $(99) and $(1) for the three and nine months ended September 30, 2004 and $(35) and $(2) for the same periods in 2003.	1	(69)	(1)	(2)
Reclassification adjustment for 2003 for net realized gain on sale of available for sale securities included in net income (net of taxes of $7).	-	-	-	(15)
Total comprehensive income	$291	262	827	1,025

Accumulated other comprehensive income consists of unrealized holding losses on securities available for sale.

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

CNC uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Financial instruments whose contract amounts represent off-balance-sheet credit risk at September 30, 2004 and December 31, 2003 were $6,497,000 and $4,417,000, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Community National Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Community National Corporation and Subsidiary as of September 30, 2004, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 2004 and 2003.  These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public C ompany A ccounting O versight B oard (United States) , the consolidated balance sheet of Community National Corporation and Subsidiary as of December 31, 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 9, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ J.D. Cloud & Co. L.L.P.

J.D. Cloud & Co. L.L.P.

Certified Public Accountants

Cincinnati, Ohio

November 10, 2004

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

RESULTS OF OPERATIONS

Total assets increased $18.0 million, or 14.6% from December 31, 2003 to $141.4 million at September 30, 2004.  Community National Bank completed its acquisition of certain assets and deposit accounts from First National Bank of Germantown on June 25, 2004.  The acquisition produced an increase of $7.8 million in assets, with increases in cash balances, fixed assets and intangible assets; as well as an increase of $7.8 million in deposit liabilities.

September 30, 2004 vs. September 30, 2003

CNC earned $828,000, or $1.31 per share, during the nine months ended September 30, 2004 compared to $1,042,000, or $1.66 per share, during the nine months ended September 30, 2003.  During the nine-month period in 2003, CNC recognized $203,000 from gains on sales of securities, resulting in an after-tax effect on earnings of $134,000.  The company did not sell any securities during the same period in 2004.   CNC earned $290,000, or $0.46 per share, for the three months ended September 30, 2004 compared to $331,000, or $0.53 per share, for the three months ended September 30, 2003.

Net interest income for the nine months ended September 30, 2004 increased $ 1 17,000, or 3.3%, from the comparable period in 2003.  The increase in net interest income was a result of larger totals in average interest-earning assets and lower cost of funds in relation to the yield on earning assets.   For the three-month period ending September 30, 2004 net interest income de creased $ 56 ,000, or 4.5%, from 2003.   The decrease in net interest income was a result of a lower net interest margin during the third quarter of 2004.

Average earning assets increased $13.0 million, raising the total to $121.8 million during the nine months ended September 30, 2004 from the same period in 2003, representing an 11.9% increase.  The increase was attributable to increases in loan volume as average loan balances increased $12.4 million, or 14.7%, over the average balance at September 30, 2003.  The average yield of 5.7% on interest-earning assets declined during the nine months ended September 30, 2004 from 6.2% in 2003.  The decline in the yield of interest-earning assets was due to the continuing effect of decreasing interest rates in the lending market in 2003 and the first nine months of 2004.  The yield on loans went from 7.2% for the nine months ended September 30, 2003 to 6.5% for the nine months ended September 30, 2004.  The change in yield, however, was offset by an increase in the daily average balances for loans resulting in an overall increase in loan income and total income on earning assets.

COMMUNITY NATIONAL CORPORATION

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The yield on other earning assets declined from 2.7% for the nine months ended September 30, 2003 to 2.6% for the nine months ended September 30, 2004.  The effect on interest income from this decline in yield, however, was offset by a $568,000 increase in the total average balance for other earning assets.  As a result, interest income on securities and federal funds sold declined by $4,000 between the nine-month periods.

Interest expense increased for the three and nine month periods ended September 30, 2004 over 2003.  This resulted from an increase in average interest-bearing liabilities, partially offset by the effect of lower interest rates paid.  Average interest-bearing liabilities totaled $103.7 million for the nine months ended September 30, 2004, up $9.7 million, or 10.4% from the same period in 2003.  The majority of the growth was attributable to average time certificates increasing $5.5 million, or 10.5%, for the nine months ended September 30, 2004 compared to September 30, 2003.  The declining market rates throughout 2003 and into the first half of 2004 continued to impact the interest rates paid on deposits with lower overall costs on interest-bearing liabilities.

Non-interest income, excluding any gain on sales of securities, grew $ 82 ,000 , or 10.5%, in the nine months ended September 30 , 2004 as compared to the nine months ended September 30, 2003 largely as a result of increased loan brokerage fees ..  Income from originating loans for the secondary mortgage market increased $88,000, or 30.7% over the nine-month period ending September 30, 2003.  During t he three-month periods ended September 30, 2004 and 2003, non-interest income increased 12.9%, or $36,000 , in 2004.   Fees from the secondary mortgage market increased 30.4% for the three months ended September 30, 2004.

Non-interest expense increased $ 333 ,000, or 12.0%, for the nine-month period ended September 30, 2004 versus the same period in 2003.  The increase was primarily a result of expenses related to personnel costs associated with the increased volume in the secondary mortgage market..   Non - interest expense increased $ 80 ,000, or 8.5%, for the three months ended September 30, 2004 over the same period in 2003.   The increase was primarily a result of expenses related to operating costs associated with additional branch locations.

The net interest margin was 3.68% for the three months ended September 30, 2004 as compared to 4.18% for the three months ended June 30, 2004.

Allowance for Loan Losses

The provision for loan losses is determined based upon management's constant evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.  The total loan loss provision and the other changes in the allowance for loan losses are shown below (thousands).

COMMUNITY NATIONAL CORPORATION

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Nine Months Ended
	September 30,
	2004	2003

Balance, beginning of period	$887	804

Charge-offs	158	165
Recoveries	45	31
Net charge-offs	113	134

Provision for loan losses	180	190

Balance, end of period	$954	860

Charge-offs during 2004 are attributable to consumer installment loans, multi-family residential loans and commercial-related loans, while 2003 charge-offs were attributable primarily to commercial-related loans.

The following table sets forth information regarding the past due, non-accrual and renegotiated loans of the Bank at the dates indicated (thousands).

	September 30,	December 31,
	2004	2003

Loans accounted for on non-accrual basis	$1,226	305
Accruing loans that are past due 90 days or more	1	754
Total	$1,227	1,059

Accruing loans that are past due 90 days or more at September 30, 2004 consist of loans secured by residential and commercial properties.  Accruing loans which are past due 90 days or more at December 31, 2003 consist primarily of installment loans, loans secured by 1 to 4-family residential property, and loans secured by commercial real estate.  Loans totaling $732,000, past due 90 days or greater at December 31, 2003, and accruing interest, were transferred to non-accrual status as of September 30, 2004.  These transfers were a result of management's concerns regarding the collectibility of these loans through the normal course of repayment.  The allowance for loan loss includes $170,000 allocated to non-accrual loans at September 30, 2004.

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

A summary of the regulatory capital ratios of Community National Bank follows:

	At	At
	September 30,	December 31,
	2004	2003

Total risk-based	14.6%	15.8%
Tier I risk-based	13.4%	14.7%
Leverage	8.6%	9.3%

Liquidity

Liquidity is the ability to have funds available at all times to meet the commitments of Community National.  Asset liquidity is provided by cash and assets which are readily marketable or pledgeable or which will mature in the near future.  Liquid assets included cash and deposits in banks, federal funds sold and securities available for sale.  Liquidity is also provided by access to core funding sources, primarily core depositors in the bank's market.  Community National solicits brokered deposits as a funding source to match against funding for interest rate risk purposes.  Total brokered deposits as of September 30, 2004 were $6,928,000.  The liquidity of Community National is enhanced by the fact that 66% of total deposits at September 30, 2004 were "core" deposits.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

At September 30, 2004, Community National's liquid assets amounted to $13.3 million or 9.4% of total gross assets, compared to $3.2 million or 2.6% at December 31, 2003.  The Community National received $6.8 million in cash on June 2 5 , 2004 as a result of the acquisition of FNB deposits.  Secondary sources of liquidity include Community National's ability to sell loan participations, borrow funds from the Federal Home Loan Bank of Cincinnati, sell unpledged securities, and purchase federal funds.  Management closely monitors the level of liquid assets available to meet ongoing funding needs.  It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost.  No liquidity or operational problems were experienced as a result of the current liquidity levels.

A s of September 30, 2004 , t he Bank has plans for capital expenditures estimated to total $150,000 for the remodeling of branch facilities .

COMMUNITY NATIONAL CORPORATION

ITEM 3.  CONTROLS AND PROCEDURES

a)  Disclosure controls and procedures

The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Based upon this evaluation, these officers have concluded that as of September 30, 2004, the Company's disclosure controls and procedures were adequate.

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

(b)

No reports on Form 8-K were filed during the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY NATIONAL CORPORATION

Registrant

November 10, 2004

/s/ Paul J. Scheuermann

Paul J. Scheuermann, President

November 10, 2004

/s/Gregory G. Eagan

Gregory G. Eagan, Chief Financial Officer