Form 10KSB
period 2004-12-31
COMMUNITY NATIONAL CORP /OH
filed 2005-03-22
CIK 1124184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-KSB

(Mark One)

(  X  )

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common shares, without par value

(Title of Class)

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

The issuer's revenues for its most recent fiscal year were $8,251,000.

The issuer's common shares are quoted on the Over The Counter Bulletin Board Service maintained by NASDAQ under the symbol CMNC. Management is aware of a sale of the issuer's shares for $27.35 per share on January 18, 2005.  Based upon such price, the aggregate market value of the issuer's shares held by non-affiliates was $12,352,819.

As of January 31, 2005, 639,660 common shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following sections of the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders of Community National Corporation, Inc. (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-KSB:

1.

Section 16(a) Beneficial Ownership Reporting Compliance;

2.

Compensation of Executive Officers and Directors;

3.

Voting Securities and Ownership of Certain Beneficial Owners and Management;

4.

Certain Relationships and Related Transactions; and

5.

Principal Accountant Fees and Services

Transitional Small Business Issuer Format     [  ] Yes    [X] No

COMMUNITY NATIONAL CORPORATION
For the Year Ended December 31, 2004

TABLE OF CONTENTS

Page No.
PART I

Item 1. Description of Business	4
Item 2. Properties	17
Item 3. Legal Proceedings	18
Item 4. Submission of Matters to a Vote of Security Holders	18

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters	19
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7. Financial Statements	24
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	44
Item 8A. Controls and Procedures	44
Item 8B. Other Information	44

PART III

Item 9. Directors and Executive Officers of the Registrant	45
Item 10. Executive Compensation	47
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47
Item 12. Certain Relationships and Related Transactions	47
Item 13. Exhibits and Reports on Form 8-K	47
Item 14. Principal Accountant Fees and Services	48

Signatures
Exhibit Index

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Community National Corporation (the "Company" or "CNC"), an Ohio corporation, is a bank holding company which owns all of the issued and outstanding common shares of The Community National Bank (the "Bank"), chartered under the laws of the United States.  The Bank was incorporated in 1983 as a local independent bank to serve the people and businesses of the Franklin/Springboro/Carlisle area.  CNC was incorporated in 2000 and organized in 2001.  Community National Bank was reorganized into a bank holding company structure in 2001 and is now operated as the wholly owned bank subsidiary of CNC.

On June 25, 2004, the Bank acquired two branch locations and the associated deposits from First National Bank of Germantown (“FNB”).  The acquisition allowed the Bank to expand its presence in the Warren/Butler County area in southwestern Ohio.  CNC now operates 5 full-service banking centers.

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

Because of its ownership of all the outstanding stock of the Bank, Community National Corporation is subject to regulation, examination and oversight by the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHCA").  The Bank, as a national bank, is subject to regulation, examination and oversight by the Office of the Comptroller of the Currency (the "OCC") and special examination by the FRB. The Bank is a member of the Federal Reserve Bank of Cleveland.  In addition, because its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"), the Bank is also subject to regulation, oversight and special examination by the FDIC.  CNC and the Bank must file periodic financial reports with the FDIC, the OCC and the Federal Reserve Bank of Cleveland.  Examinations are conducted periodically by these federal regulators to determine whether the Company and Bank are in compliance with various regulatory requirements and are operating in a safe and sound manner.

Since its incorporation, Community National Corporation's activities have been limited to holding the common shares of the Bank.  Consequently, the following discussion focuses primarily on the business of the Bank.

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

LENDING ACTIVITIES

GENERAL

The Bank's income consists primarily of interest income generated by lending activities, including the origination of loans secured by residential and nonresidential real estate, commercial, and consumer loans.  The following table summarizes the distribution of the loan portfolio for the years indicated (dollars in thousands):

	At December 31,
	2004		2003
		% of		% of
	Amount	Total	Amount	Total

Commercial and industrial	$3,493	3.5%	$3,277	3.5%
Real estate - construction	1,272	1.3%	1,531	1.6%
Real estate - mortgage	88,705	90.4%	85,040	89.8%
Installment loans to individuals	4,687	4.8%	4,874	5.1%
Total loans	$98,157	100.0%	$94,722	100.0%

Deferred net origination costs	(3)		(3)
Allowance for loan losses	(1,002)		(887)
Net loans	$97,152		$93,832

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

LOAN MATURITY SCHEDULE

The following table sets forth certain information at December 31, 2004, regarding the net dollar amount of commercial and industrial and real estate construction loans maturing in the Bank's portfolio, based on contractual terms to maturity.  Loans having no stated schedule of repayment and no stated maturity and overdrafts are reported as due in one year or less:

	Due 0-1	Due 1-5	Due 5+
	Year	Years	Years	Total
	(In thousands)

Commercial and industrial	$1,588	1,287	618	3,493
Real estate - construction	1,272	-	-	1,272
Total	$2,860	1,287	618	4,765

The following table sets forth the dollar amount of certain loans, due after one year from December 31, 2004, which have predetermined interest rates and floating or adjustable interest rates:

	Predetermined	Floating or
	Rate	adjustable rates	Total
	(In thousands)

Commercial and industrial	$1,889	16	1,905
Real estate - construction	-	-	-
Total	$1,889	16	1,905

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

The following table sets forth certain information regarding the past due, non-accrual and renegotiated loans of the Bank at the dates indicated:

	At December 31,
	2004	2003
	(In thousands)

Loans accounted for on non-accrual basis	$1,252	305
Accruing loans which are past due 90 days or more	20	754
Renegotiated loans	-	-
Total	$1,272	1,059

If interest on non-accrual loans had been recognized during 2004, such income would have been $110,000.  Interest income recognized was $33,000 in 2004.

Real estate acquired or deemed acquired by the Bank as a result of foreclosure proceedings is classified as other real estate owned ("OREO") until it is sold.  Interest accrual, if any, ceases no later than the date of acquisition of the real estate, and all costs incurred from such date in maintaining the property are expensed.  Costs relating to the development and improvement of the property are capitalized.  OREO is recorded by the Bank at the lower of cost or fair value less estimated costs of disposal, and any resulting write-down is charged to the allowance for loan losses.

ALLOWANCE FOR LOAN LOSSES

Federal regulations require that the Bank establish prudent general allowances for loan losses.  Management, with oversight responsibility provided by the Board of Directors, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, historical charge off trends, the volume and quality of the loan portfolio, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay.   At December 31, 2004, the Bank's allowance for loan losses totaled $1,002,000.

The following table sets forth an analysis of the Bank's allowance for losses on loans for the periods indicated:

	December 31,
	2004	2003
	(Dollars in thousands)

Balance at beginning of period	$887	804

Charge-offs:
Commercial and industrial	65	140
Commercial real estate	44	-
Residential real estate	-	27
Installment	79	95
Total charge-offs	188	262

Recoveries:
Commercial and residential	19	4
Installment	54	30
Total recoveries	73	34

Net charge-offs	115	228
Provision for possible loan losses	230	311
Balance at end of period	$1,002	887

Ratio of net charge-offs to average loans outstanding during the period	0.1%	0.3%
Average loans outstanding	$97,267	86,528

Because the loan loss allowance is based on estimates, it is monitored regularly and adjusted as necessary to provide an adequate allowance.

INVESTMENT ACTIVITIES

The following table presents the amortized cost of securities for the years indicated:

	At December 31,
	2004	2003
	(In thousands)
Securities available-for-sale:
U.S. Treasury and Agency Securities	$16,342	15,400
Mortgage Backed Securities	7,433	4,490
Total securities available-for-sale	23,775	19,890

Federal Reserve Bank	53	53
Federal Home Loan Bank	369	351
Total securities	$24,197	20,294

Contractual maturities of debt securities at December 31, 2004, were as follows.  Actual maturities may differ from contractual maturities when issuers have the right to call or prepay obligations.

	Amortized	Market
	Cost	Value	Yield
	(Dollars in thousands)
U.S. Treasury and Agency Securities:
Within one year	$15,942	15,847	4.06%
One to five years	400	396	4.02%
Total U.S. Treasury and Agency Securities	16,342	16,243	4.06%

Mortgage Backed Securities	7,433	7,361	2.38%
	$23,775	23,604	3.69%

DEPOSITS AND BORROWINGS

GENERAL

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

DEPOSITS

Community National Bank offers a full range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options.  The sources of deposits are residents, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of its officers and directors, direct mail solicitation and advertisements published in the local media.  The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation.  In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges, etc.

The following table sets forth the dollar amount of deposits in the various types of products offered by the Bank as of December 31:

		Percent of		Percent of
	2004	Total	2003	Total
	(Dollars in thousands)

Demand	$17,011	14.0%	13,020	12.2%
NOW	25,567	21.0%	23,585	22.1%
Savings	19,701	16.2%	17,529	16.4%
Money market deposit	1,053	0.8%	638	0.6%
CDs less than $100,000	33,705	27.7%	31,358	29.3%
CDs greater than $100,000	24,782	20.3%	20,774	19.4%
Total deposits	$121,819	100.0%	106,904	100.0%

The following table sets forth the dollar amount of time deposits greater than $100,000 maturing in the periods indicated:

Maturity	At December 31, 2004
(In thousands)

Three month or less	$8,426
Over 3 months to 6 months	4,232
Over 6 months to 12 months	8,327
Over twelve months	3,797
Total	$24,782

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

	Years ended December 31,
	(Dollars in thousands)
	2004			2003
	Average	Average	Interest	Average	Average	Interest
	Outstanding	Yield/	Earned/	Outstanding	Yield/	Earned/
	Balance	Rate	Paid	Balance	Rate	Paid

Loans	$97,267	6.50%	$6,327	$86,528	7.13%	$6,172
Federal funds sold	3,964	1.46%	58	1,705	1.11%	19
Deposits in bank	102	1.96%	2	102	1.96%	2
Investments securities:
Taxable	22,078	2.86%	631	21,924	2.74%	600
Other securities	413	5.57%	23	399	4.26%	17
Total earning assets	123,824	5.69%	7,041	110,658	6.15%	6,810

Non-earning assets	10,503			10,259
Allowance for loan losses	(962)			(840)
Total assets	$133,365			$120,077

Savings deposits	$19,511	0.69%	135	$16,567	0.85%	140
NOW and money fund	26,093	2.29%	598	25,555	1.85%	473
IRA and time certificates	58,175	2.27%	1,321	52,346	2.59%	1,357
Short-term borrowings	1,176	1.28%	15	823	1.46%	12
Total interest-bearing liabilities	104,955	1.97%	2,069	95,291	2.08%	1,982

Demand deposits	15,749			12,930
Total deposits	120,704			108,221

Other liabilities	527			562
Capital	12,134			11,294
Total liabilities and capital	$133,365			$120,077

Net interest rate spread		3.72%	$4,972		4.07%	$4,828

Net interest margin on a tax equivalent basis		4.02%			4.36%
Ratio of interest-earning assets to interest-bearing liabilities		117.98%			116.13%

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

	Years ended December 31,
	2004 vs. 2003
	Increase (decrease) due to
			Rate/
	Volume	Rate	Volume	Total
	(In thousands)
Interest income attributable to:
Loans	$766	(545)	(66)	155
Federal funds sold	25	6	8	39
Deposits in banks	-	-	-	-
Investment securities	4	27	-	31
Other securities	1	5	-	6
Total interest-earning assets	796	(507)	(58)	231

Interest expense attributable to:
Savings deposits	25	(27)	(3)	(5)
NOW and MMDA	10	112	3	125
Time deposits	151	(168)	(19)	(36)
Short-term borrowings	5	(1)	(1)	3
Long-term debt	-	-	-	-
Total interest-bearing liabilities	191	(84)	(20)	87
Net interest income	$605	(423)	(38)	144

COMPETITION

The Bank functions in a highly competitive environment.  In addition to other commercial banks, savings and loans, and savings banks, the Bank must also contend with other providers of financial services, including finance companies, credit unions and insurance companies.  Despite having access to fewer resources and smaller lending limits, the Bank remains competitive in its service area with respect to interest rates and fees charged on loans, interest rates paid on time and savings deposits, and service charges on deposit accounts.  The deposit base of the Bank is relatively stable whereby seasonal fluctuations in the amount of deposits have not been experienced.  All of the Bank's deposits emanate from inside the United States.

EMPLOYEES

At December 31, 2004, the Company employed 43 full-time employees and 4 part-time employees.  The Company considers its relationship with its employees to be good.

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

The FRB has also adopted capital adequacy guidelines for bank holding companies, pursuant to which, on a consolidated basis, Community National Bank must maintain total capital of at least 8% of risk-weighted assets.  Risk-weighted assets consist of all assets, plus credit equivalent amounts of certain off-balance sheet items, which are weighted at percentage levels ranging from 0% to 100%, based on the relative credit risk of the asset.  At least half of the total capital to meet this risk-based requirement must consist of core or "Tier 1" capital, which includes common stockholders' equity, qualifying perpetual preferred stock (up to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill.  The remainder of total capital may consist of supplementary or "Tier 2" capital.  In addition to this risk-based capital requirement, the FRB requires bank holding companies to meet a leverage ratio of a minimum level of Tier 1 capital to average total consolidated assets of 3%, if they have the highest regulatory examination rating, well-diversified risk and minimal anticipated growth or expansion.  All other bank holding companies are expected to maintain a leverage ratio of at least 4% of average total consolidated assets.  Community National Bank was in compliance with these capital requirements at December 31, 2004.  For Community National Bank's capital ratios, see Note 13 to the Consolidated Financial Statements in Item 7.

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

On November 12, 1999, the Gramm-Leach-Bliley Act (also known as the Financial Services Modernization Act of 1999) was signed into law.  The Financial Services Modernization Act permits, since March 11, 2000, bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.  A bank holding company may become a financial holding company if each of its subsidiary banks is well-capitalized under the Federal Deposit Insurance Corporation Act of 1991, prompt corrective action provisions are well managed, and the company has at least a satisfactory rating under the Community Reinvestment Act.  The company must file a declaration that the bank holding company wishes to become a financial holding company.  No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The Financial Services Modernization Act defines "financial in nature" to include:

•

securities underwriting, dealing and market making;

•

sponsoring mutual funds and investment companies;

•

insurance underwriting and agency;

•

merchant banking; and

•

activities that the Federal Reserve Board has determined to be closely related to banking.

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

The Bank is required to meet certain minimum capital requirements set by the OCC.  These requirements consist of risk-based capital guidelines and a leverage ratio, which are substantially the same as the capital requirements imposed on the Company.  The Bank was in compliance with those capital requirements at December 31, 2004.  For the Bank capital ratios, see Note 13 to the Consolidated Financial Statements in Item 7.  The OCC may adjust the risk-based capital requirement of a national bank on an individualized basis to take into account risks due to concentrations of credit or nontraditional activities.

The OCC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled national banks.  At each successively lower defined capital category, a national bank is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OCC has less flexibility in determining how to resolve the problems of the institution.  In addition, the OCC generally can downgrade a national bank's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the national bank is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition.  The Bank's capital at December 31, 2004, met the standards for the highest capital category, a well-capitalized bank.

A national bank is subject to restrictions on the payment of dividends, including dividends to a holding company.  A dividend may not be paid if it would cause the bank to fail to meet its capital requirements.  In addition, the dividends that a Bank subsidiary can pay to its holding company without prior approval of regulatory agencies is limited to net income plus its retained net income for the preceding two years.  Based on the current financial condition of the Bank, these provisions are not expected to affect the current ability of the Bank to pay dividends to CNC in an amount customary for the Bank.

OCC regulations generally limit the aggregate amount that a national bank can lend to one borrower or aggregated groups of related borrowers to an amount equal to 15% of the bank's unimpaired capital and surplus.  A national bank may loan to one borrower an additional amount not to exceed 10% of the association's unimpaired capital and surplus, if the additional amount is fully secured by certain forms of "readily marketable collateral."  Loans to executive officers, directors and principal shareholders and their related interests must conform to the OCC lending limits.  All transactions between national banks and their affiliates, including Community National Bank, must comply with Sections 23A and 23B of the FRA, which limit the amounts of such transactions and require that the terms of the transactions be at least as favorable to the Bank as the terms would be of a similar transaction between the Bank and an unrelated party.  The Bank was in compliance with these requirements and restrictions at December 31, 2004.

FEDERAL DEPOSIT INSURANCE CORPORATION.  The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries.  The FDIC administers two separate insurance funds, the Bank Insurance Fund (“BIF”) for commercial banks and state savings banks and the Savings Association Insurance Fund (“SAIF”) for savings associations and for banks that have acquired SAIF deposits.  The FDIC is required to maintain designated levels of reserves in each fund.

The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and the SAIF.  The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met.  The FDIC has established a risk-based assessment system for both SAIF and BIF members.  Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund.  The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.  Insurance of deposits may be terminated by the FDIC if it finds that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution's regulatory agency.

FEDERAL RESERVE BOARD.  The FRB requires national banks to maintain reserves against their net transaction accounts (primarily checking and NOW accounts).  The amounts are subject to adjustment by the FRB.  At December 31, 2004, the Bank was in compliance with its reserve requirements.

ITEM 2.  PROPERTIES

The Company conducts its banking operations at five banking centers in southwestern Ohio.  The executive offices of the Company and the Bank are onsite at the main banking center at 1400 East Second Street, Franklin, Ohio.  The other banking center locations are:  655 Central Avenue in Carlisle, Ohio; 95 Edgebrook Avenue in Springboro, Ohio; 50 West Spring Valley Road in Centerville, Ohio; and 316 South Breiel Boulevard in Middletown, Ohio.  The Bank owns all properties.  The Bank also owns property at 112-118 Mill Street, Springboro, Ohio, which is currently unoccupied.

The Company believes these facilities are adequate for its current operations.  Management asserts that for insurance purposes all facilities and equipment are subject to periodic appraisal and all properties are adequately insured.

The Company is restricted by the bank holding company regulations in its power to hold real estate property for investment.  The Company and the Bank  presently do not invest in real estate other than real estate acquired for purposes of operations and mortgage interests in real estate securing loans made by the Bank in the ordinary course of business.

ITEM 3.  LEGAL PROCEEDINGS

The Bank is party to various claims and proceedings arising in the normal course of business which, in the opinion of management, will not result in a material liability to the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

                  STOCKHOLDERS MATTERS

The Company's common shares are quoted on the Over-the-Counter Bulletin Board Service maintained by NASDAQ under the symbol CMNC.  The active trading market for the Company's shares has been light.  There were 633,014 shares of the Company outstanding on December 31, 2004 held of record by approximately 235 shareholders.

The following table identifies the range of high and low bid information for the Company's common stock in each quarter in the past two fiscal years.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2004	High	Low

First Quarter	30.00	26.00
Second Quarter	35.00	26.00
Third Quarter	30.00	27.75
Fourth Quarter	31.00	26.00

2003	High	Low
First Quarter	22.00	19.65
Second Quarter	25.00	21.50
Third Quarter	26.00	23.55
Fourth Quarter	26.00	25.25

The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors and to the earnings and financial condition of the Company and applicable laws and regulations.  Annual dividends per share declared were $0.50 in 2004 and $0.42 in 2003.  The dividend payout ratio (dividends per share divided by earnings by share) was 25.5% and 19.5% for 2004 and 2003, respectively.  Average equity to average assets was 9.1% and 9.4% for 2004 and 2003, respectively.

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
President
P.O. Box 577
Franklin, Ohio 45005

A copy of the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission, will be available at no charge to shareholders upon request to:

Community National Corporation
President
P.O. Box 577
Franklin, Ohio 45005

The annual meeting of the shareholders of Community National Corporation will be held on Tuesday, April 19, 2005, at the Community National Bank, Springboro Office, Second Floor, 95 Edgebrook Drive, Springboro, Ohio at 1:00 PM.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET INCOME

CNC earned $1,242,000, or $1.96 per share, in 2004 compared to $1,351,000, or $2.15 per share, in 2003.  Performance ratios for 2004 include a return on average assets of 0.93% and a return on average equity of 10.24% compared to a return on average assets of 1.13% and a return on average equity of 11.96% for 2003.  Lending activity continues to drive earnings through increased net interest income and fees earned for loan activity in the mortgage brokerage area.  The Company recognized $203,000 in gain on sales of investment securities in 2003 whereas no gains were realized in 2004.

NET INTEREST INCOME

Total interest income amounted to $7.0 million for the year 2004, an increase of $231,000, or 3.4%, from 2003.  The increase was primarily a result of a larger earning asset base.  Average earning assets were $13,166,000 higher in 2004 as compared to 2003, representing an 11.9% increase.  The increase was attributable to the average loan balances increasing 12.4%, funded by increased retail deposits.  The yield on average earning assets decreased 46 basis points (bps) because of the low market rates through the first half of the year as the fed funds rate was at 1%.

Interest expense on funding sources totaled $2.1 million for 2004, an increase of $0.1 million, or 4.4%, from 2003.  The increase was primarily a result of a larger deposit base.  Average interest bearing deposits increased $9.3 million, or 9.9%, over the average for 2003.  Increases were realized in all deposit categories.  The average balance for savings accounts increased $2.9 million; time certificates increased $5.8 million; and NOW/money fund accounts increased $0.6 million.  The growth was a result of increased deposits from the retail sector as well as the acquisition of deposits from FNB.  The decrease in the cost of funds was due to low market rates.  The Company also utilized short-term borrowings to a larger extent in 2004 in order to meet short-term liquidity needs in the first half of the year.  The cost of interest-bearing liabilities declined to 1.97% in 2004 from 2.08% in 2003.

As a result of the foregoing changes in interest income and interest expense, net interest income increased $144,000, or 3.0%, from 2003 to 2004.  The interest rate spread decreased by 35 basis points, from 4.07% for 2003 to 3.72% for 2004.  The net interest margin amounted to 4.02% in 2004, compared to 4.36% in 2003.  Net interest margin measures the net interest income in relation to average earning assets.

OTHER OPERATING INCOME

Total other operating income, excluding gain on sales of securities of $203,000, increased $98,000, or 8.8%, from $1,112,000 in 2003 to $1,210,000 in 2004.  The major components of the increase consist of fee income for mortgage brokerage activity growing $66,000, or 16.6%, and fee income from other banking services increasing $22,000, or 22.4%.

The Company recognized $203,000 in gain on sales of securities in 2003, resulting in an after-tax effect on earnings of $134,000. The Company did not sell any securities in 2004.

OPERATING EXPENSES

Operating expenses increased $288,000, or 7.6%, in 2004 compared to 2003.  The additional expense was primarily due to higher costs for operations particularly in the areas of advertising, facilities, insurance and technology.  Increases in salaries and employee benefits were results of regular salary increases and incentive programs.

INCOME TAXES

The effective tax rate was 34% in 2004 and 2003.

FINANCIAL CONDITION

TOTAL ASSETS

Total assets increased $12.1 million, or 9.8%, from December 31, 2003 to December 31, 2004.  The most significant changes were a $3.3 million, or 3.5%, increase in loans; a $3.8 million, or 18.7%, increase in investment securities; and an increase in cash and cash equivalents of $4.5 million, or 142.4%.  Cash and cash equivalents of $6.8 million were received in the branch acquisition.

LOANS

Loan demand was stable as interest rates remained at record lows early in the year, then gradually increased throughout the rest of the year.  Net loans increased $3.3 million, or 3.5%, from $93.8 million at December 31, 2003 to $97.1 million at December 31, 2004.  The individual loan categories were relatively consistent with the prior year.

SECURITIES

Securities available for sale increased to $23.6 million at December 31, 2004, as the Company invested its excess liquidity into government-issued securities in order to increase yields.  The securities, reported at market value on the financial statements, have a book value of $23.8 million.

The Bank is a member of the Federal Home Loan Bank and Federal Reserve Bank, both requiring ownership of stock that are equity interests carried at cost.  The stock may only be sold at cost, or par value, to the issuer or to another member institution.  CNB acquired 182 additional shares of FHLB stock in 2004, with cost basis of $18,200, as a result of stock dividends.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is $1,002,000 or 1.02% of total loans at December 31, 2004, compared to $887,000 or 0.94% of total loans at December 31, 2003.  No significant loan losses were incurred during the past two years.  The Bank had provisions of $230,000 to the allowance during the year as compared to $311,000 in 2003.  The amount of loans on non-accrual status amounted to $1,252,000 and $305,000 at December 31, 2004 and 2003, respectively.  Loans 90 days or more past due and still accruing interest were $20,000 as of December 31, 2004, as compared to $754,000 as of December 31, 2003.  During 2004 the Company sold all its Other Real Estate Owned (“OREO”) and did not hold any such property at December 31, 2004.  The Company had held OREO with a book value of $821,000 at December 31, 2003.

In addition to historic charge-off percentages, to determine an adequate allowance for loan losses at December 31, 2004, the Company took into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.  Eight borrowers make up the non-accrual amount at December 31, 2004.  All non-accrual loans are in the process of being foreclosed.  For the rest of the loan portfolio, the Company also considered loans past due 90 days or more at December 31, 2004, compared to a year ago, in determining the adequacy of the loan loss reserve.  Although some losses may be realized, all loans have been considered in the loan loss analysis and are considered to be adequately reserved.

DEPOSITS

Deposits increased $14.9 million, or 14.0%, to $121.8 million at December 31, 2004, from $106.9 million at December 31, 2003.  Of this increase, $7.8 million is attributable to the acquisition of two branches during 2004.  Interest-bearing deposits increased $10.9 million, or 11.6%.  Non-interest bearing deposits increased $4.0 million, or 30.7%, at December 31, 2004 as compared to December 31, 2003.  The Company’s strategy is to competitively price deposit products in the markets served with an emphasis on growing its lower-priced core deposit products.

LIQUIDITY

Liquidity is the ability to have funds available at all times to meet the commitments of the Company.  Asset liquidity is provided by cash and assets which are readily marketable, pledgeable or which will mature in the near future.  Liquid assets include cash and deposits in banks, and federal funds sold.  Liquidity is also provided by access to core funding sources that are primarily core depositors in the Company’s trade area.  The Company does not actively solicit brokered deposits as a funding source.  Total brokered deposits as of December 31, 2004 were $7.1 million.  The liquidity of the Company is enhanced by the fact that 68.7% of total deposits at December 31, 2004 were "core" deposits.  Core deposits, for this purpose, are defined as total deposits less public funds and certificates of deposit greater than $100,000.

At December 31, 2004, the Company’s liquid assets were $7.6 million, or 5.6% of total assets, as compared to $3.1 million, or 2.5%, at December 31, 2003.  Secondary sources of liquidity include the Company’s ability to purchase federal funds, and maintain its lines of credit with the Federal Home Loan Bank of Cincinnati and a regional bank for short-term funding needs.  The lines of credit are $10 million and $2 million, respectively.  Management closely monitors the level of liquid assets available to meet ongoing funding needs.  It is management's intent to maintain adequate liquidity so that sufficient funds are readily available at a reasonable cost.  Loans to deposits decreased from 88.6%, at December 31, 2003 to 80.6% at December 31, 2004 due to the increase of the deposit base.  The Company has not experienced liquidity or operational problems as a result of the current liquidity levels.

CAPITAL RESOURCES

As of December 31, 2004, commitments to extend credit amounted to $6.6 million and are more fully described in Note 11 to the Financial Statements.  Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Scheduled repayments of existing loans and maturities of investment securities are expected to provide the necessary funds for loan commitments.  Commitments for capital expenditures were minimal.

The Company is required by banking regulators to meet certain minimum levels of capital adequacy.  These are expressed in the form of certain ratios.  Capital is separated into Tier I capital (essentially shareholders' equity less goodwill and other intangibles) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets).  The first two ratios, which are based on the degrees of credit risk in the Company’s assets, provide for weighting assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit.  The ratio of Tier I capital to risk-weighted assets must be at least 4.0% and the ratio of Total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%.  The capital leverage ratio supplements the risk-based capital guidelines. Banks are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 4.0%.  To be considered at the well-capitalized level the ratios must be at least 6%, 10% and 5%, respectively.  As of December 31, 2004, the Company was considered well-capitalized with total risk-based capital of 15.0%, Tier 1 risk-based of 13.9%, and leverage capital of 8.6%.  These ratios as of December 31, 2003 were 15.8%, 14.7% and 9.3%, respectively.

ITEM 7.  FINANCIAL STATEMENTS

- I N D E X -

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	25

FINANCIAL STATEMENTS

Consolidated Balances Sheets	26

Consolidated Statements of Income	27

Consolidated Statements of Shareholders' Equity	28

Consolidated Statements of Cash Flows	29

Notes to Consolidated Financial Statements	30 - 44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Community National Corporation and Subsidiary

Franklin, Ohio

We have audited the accompanying consolidated balance sheets of Community National Corporation and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community National Corporation and Subsidiary as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

 /s/ J.D. Cloud & Co. L.L.P.

J.D. Cloud & Co. L.L.P.

Certified Public Accountants

Cincinnati, Ohio

January 7, 2005

COMMUNITY NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
At December 31,
(Dollars in thousands)

	2004	2003
ASSETS:
Cash and due from banks	$3,891	2,742
Federal funds sold	3,725	400
Total cash and cash equivalents	7,616	3,142

Interest-bearing deposits in banks	101	104
Securities available for sale	23,604	19,832
Other securities	422	404
Loans-net	97,152	93,832
Premises and equipment-net	5,292	4,625
Other real estate owned-net	-	821
Intangible assets-net	628	-
Other assets	689	626
TOTAL ASSETS	$135,504	123,386

LIABILITIES:
Deposits–
Demand	$17,011	13,020
NOW accounts, interest bearing	26,620	23,585
Savings	19,701	18,167
Certificates – $100,000 and over	24,782	20,774
Other time certificates	33,705	31,358
Total deposits	121,819	106,904
Advances from Federal Home Loan Bank	-	3,865
Accrued interest and other liabilities	845	763
TOTAL LIABILITIES	122,664	111,532

SHAREHOLDERS’ EQUITY:
Common stock, no par value; authorized – 1,500,000 shares; issued and outstanding 2004 - 633,014; 2003 – 627,805 shares	791	785
Surplus	1,367	1,238
Retained earnings	10,795	9,869
Accumulated other comprehensive income (loss), net of tax	(113)	(38)
TOTAL SHAREHOLDERS’ EQUITY	12,840	11,854

TOTAL LIABILITES AND SHAREHOLDERS' EQUITY	$135,504	123,386

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

COMMUNITY NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,
($000's, except per share amounts)

	2004	2003
INTEREST INCOME:
Interest and fees on loans	$6,327	6,172
Interest on investment securities	631	619
Interest on federal funds sold and other investments	83	19
TOTAL INTEREST INCOME	7,041	6,810

INTEREST EXPENSE:
Interest on deposits-
Savings and NOW accounts	733	613
Time deposits	1,321	1,357
Interest on federal funds purchased	15	12
TOTAL INTEREST EXPENSE	2,069	1,982

NET INTEREST INCOME	4,972	4,828

PROVISION FOR LOAN LOSSES	230	311

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,742	4,517

OTHER OPERATING INCOME:
Service charges and fees-	556	548
Loan brokerage fees	464	398
Other operating income	120	98
Rental income	70	68
Net gain on sales of securities	-	203
TOTAL OTHER OPERATING INCOME	1,210	1,315

OPERATING EXPENSES:
Salaries, wages and employee benefits	2,161	2,047
Equipment and occupancy expense	688	617
State franchise tax	152	137
Loss on other real estate owned	-	140
Advertising	115	61
Directors fees	133	81
Other operating expenses	823	701
TOTAL OPERATING EXPENSES	4,072	3,784

INCOME BEFORE TAXES	1,880	2,048

PROVISION FOR INCOME TAXES	638	697

NET INCOME	$1,242	1,351

Dividends declared per common share	$0.50	0.42

Net income per common share	$1.96	2.15

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

COMMUNITY NATIONAL CORPORATION
STATEMENTS OF CASH FLOWS
For the years ended December 31,
($000's)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$7,236	7,212
Fees and commissions received	1,140	1,044
Interest paid	(2,042)	(2,139)
Cash paid to employees and for other operating expenses	(3,785)	(3,271)
Income taxes paid	(550)	(711)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,999	2,135

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturing investment activities	18,706	36,232
Purchase of investment securities	(22,819)	(38,032)
Proceeds from the sale of investment securities	-	5,734
Net (increase) decrease in loans	(3,137)	(15,810)
Proceeds from sale of other real estate owned	421	-
Cash acquired in acquisition of business	6,799	-
Purchase of premises, equipment and other assets	(579)	(329)
NET CASH FLOWS FROM INVESTING ACTIVITIES	(609)	(12,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	7,078	3,790
Proceeds from Federal Home Loan Bank advances	-	3,865
Repayment of Federal Home Loan Bank advances	(3,865)	-
Cash dividends paid	(129)	(98)
NET CASH FLOWS FROM FINANCING ACTIVITIES	3,084	7,557

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,474	(2,513)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,142	5,655

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,616	3,142

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$1,242	1,351

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	328	275
Amortization of premiums and discounts on investment securities - net	232	232
Provision for loan losses	230	311
(Gain) loss on disposal of other real estate owned	(3)	140
(Gain) on sale of securities available-for-sale	-	(203)
FHLB stock dividend	(18)	(13)
Provision for deferred taxes	72	28
(Increase) decrease in interest receivable	(18)	184
(Increase) decrease in prepaid expense and other assets	(14)	(8)
Increase (decrease) in interest payable	27	(157)
Increase (decrease in income taxes payable and refundable	16	(43)
Increase (decrease) in other accrued expenses	(95)	38
TOTAL ADJUSTMENTS	757	784

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,999	2,135

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

COMMUNITY NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended December 31,
($000's)
				ACCUMULATED
				OTHER
	COMMON		RETAINED	COMPREHENSIVE
	STOCK	SURPLUS	EARNINGS	INCOME (LOSS)	TOTAL
BALANCE - January 1, 2003	$776	1,109	8,782	-	10,667

Comprehensive income:
Net income			1,351		1,351

Net unrealized loss on available-for- sale securities (net of taxes of $20)				(38)	(38)

Total comprehensive income					1,313

Stock dividend	9	129			138

Dividend declared $0.42 per share			(264)		(264)

BALANCE - December 31, 2003	785	1,238	9,869	(38)	11,854

Comprehensive income:
Net income			1,242		1,242

Net unrealized loss on available-for- sale securities (net of taxes of $38)				(75)	(75)

Total comprehensive income					1,167

Stock dividend	6	129			135

Deduct - Dividend declared $0.50 per share			(316)		(316)

BALANCE - December 31, 2004	$791	1,367	10,795	(113)	12,840

The accompanying notes to consolidated financial statements are an integral part of these statements.

COMMUNITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

(Continued)

NOTE  1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Community National Corporation (“CNC”) is a bank holding company formed July 2, 2001, whose principal activity is the ownership and management of its wholly-owned subsidiary Community National Bank (the Bank) formed February 7, 1983.

The Bank generates mortgage, commercial and consumer loans and receives deposits from customers within its market areas which are generally Franklin, Springboro, Centerville,  Carlisle, and Middletown, Ohio, and adjacent communities.

The accounting and reporting policies of the CNC conform with U.S. generally accepted accounting principles (“GAAP”) and with general practices within the banking industry.  Following is a summary of the significant accounting policies:

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

SECURITIES-

S ecurities are classified as available-for-sale and are reported at fair value.  Amortization of premiums and accretion of discounts are recognized in interest income over the life of the investment.  Realized gains or losses from the sale of securities are recorded at the time of the sale on the specific-identification method ..  Unrealized gains and losses are included in accumulated other comprehensive income.

Decline s in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.  The related write-downs are included in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Federal Reserve Bank (“FRB”) stock and Federal Home Loan Bank (“FHLB”) stock are equity interests that are carried at cost.  They can only be sold at cost, or par value, to the issuer or to another member institution.  The Bank is required to maintain a percentage of its capital and surplus in FRB stock.  An investment in FHLB stock is required in order to have a line of credit with, or borrow funds from, the FHLB.

LOANS AND ALLOWANCE FOR LOAN LOSSES-

Loans are stated at the principal amount outstanding, net of unearned income, including deferred loan fees and an allowance for loan losses.  Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.  The accrual of interest is discontinued at the time a loan is past due 90 days unless the loan is well-secured and in process of collection or when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due.   Interest on non-accrual loans is recognized on the cash basis until payments of interest and principal are current.  Loan origination fees, net of loan origination costs, are deferred and recognized as income over the life of the loan.

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.  Loans are considered impaired when management believes, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral values, and the probability of collecting scheduled principal and interest payments when due.  Loans with insignificant payment delays or shortfalls generally are not considered impaired.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loans’ effective interest rate or the fair value of the underlying collateral.  Large groups of smaller balance loans are collectively evaluated for impairment.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of loans, and prior loan loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

PREMISES AND EQUIPMENT-

Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on the straight-line method over the estimated useful lives of the assets.  Estimated useful lives are three years for software, five years for computer equipment, ten years for office equipment, fifteen to twenty years for vaults and automated teller machines and forty years for buildings.  Costs incurred for maintenance and repairs are expensed currently.

OTHER REAL ESTATE OWNED-

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the Bank’s carrying amount or fair value less estimated selling cost at the date of foreclosure.  Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses.  Costs related to holding property are expensed.  After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or fair value less the cost to sell.  Any subsequent reductions in the carrying value are expensed.

INTANGIBLE ASSETS-

Intangible assets consist of core deposits and goodwill.  Core deposits are amortized over their estimated useful lives of 16 months to 119 months.  Goodwill is not amortized.  Intangible assets are evaluated for impairment annually in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”.

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

EARNINGS PER SHARE-

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  The Company’s capital structure includes no potential for dilution.  There are no warrants, options or other arrangements that would increase the number of shares outstanding.

RECLASSIFICATIONS-

Certain prior year expenses have been reclassified to conform to the current year’s presentation.  The changes have no effect on prior year’s income or earnings per share.

RECENT ACCOUNTING PRONOUNCEMENTS-

The Financial Accounting Standards Board has issued SFAS No. 151 , Amendment of ARB 43 on Inventory Costs , effective after June 15, 2005 ; S FAS No. 152 , Accounting for Real Estate Time-Sharing Transactions—an amendment of SFAS No. 66 and 67

, effective after June 15, 2005 ; SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29, effective after June 15, 2005; and revised SFAS No. 123, Accounting for Stock-Based Compensation, effective after December 15, 200 5.   These standards will not have a significant impact on the Company’s financial condition or results of operations.

NOTE 2 -

BRANCH ACQUISITION

On June 25, 2004, the Bank completed the acquisition of certain fixed assets and deposits of First National Bank of Germantown (“FNB”).  The acquisition allows the Bank to expand its presence in the Warren/Butler County area in southwestern Ohio.  CNC now operates 5 full-service banking centers.  The acquisition is being accounted for as a business combination in accordance with SFAS No. 141.  The results of operations of the branches are included in the financial statements for the year ended December 31, 2004 since the date of acquisition.

Under the terms of the cash transaction, the Bank received cash of approximately $6 , 8 00,000 , fixed assets consisting of land, buildings and various equipment for $471,000 and intangible assets for $656,000 consisting of core deposits and goodwill, and acquired $7 , 8 00,000 i n deposits for a premium of 7.5%.

The purchased assets, deposits and direct costs associated with the transaction were recorded on the balance sheet at their respective fair values as of the closing date.

The transaction resulted in total intangible assets of $656,000 based upon the purchase price of the acquired deposits and the direct costs consisting of core deposit intangibles of $459,000, and goodwill of $197,000.  The core deposit intangible is amortized using a straight-line method from 16 months to 119 months.  Goodwill is not amortizable but will be subject to annual impairment testing.  Intangible assets are reported in the balance sheet net of accumulated amortization of $28,000.

NOTE   3 -

SECURITIES

Carrying amounts and approximate market values of investment securities at December 3 1 are summarized as follows ($000's):

	2004		2003
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Securities Available for Sale:
U.S. Treasury and Agency Securities:
Within 1 year	$15,942	15,847	8,059	8,080
Over 1 year through 5 yeas	400	396	7,341	7,320
Subtotal	16,342	16,243	15,400	15,400
Mortgage-backed securities	7,433	7,361	4,490	4,432
Total Securities Available for Sale	$23,775	23,604	19,890	19,832

Other Securities:
Federal Reserve Bank, at cost	$53	53	53	53
Federal Home Loan Bank, at cost	369	369	351	351
Total Other Securities	$422	422	404	404

The carry value, approximate market values and unrealized losses on securities in a loss position twelve months or less and those in a loss position twelve months or more, as well as securities in a gain position, at December 31, 2004 are as follows ($000's):

	Book Value	Market Value	Unrealized Gain (Loss)

Treasury / Agency	$15,085	14,985	(100)
MBS/CMO	4,616	4,587	(29)
Loss position 12 month or less	19,701	19,572	(129)

MBS/CMO Loss position 12 months or greater	2,817	2,774	(43)

Treasury / Agency Gains	1,257	1,258	1

Total	$23,775	23,604	(171)

Gross unrealized gains and (losses) on investment securities were $1,000 and ($172,000) at December 31, 2004, respectively.  Gross unrealized gains and (losses) were $46,000 and ($104,000) at December 31, 2003, respectively.  During 2004, all securities were classified as available-for-sale.

Unrealized holding losses of $171,000, net of deferred tax of $58,000 , are included as a component of shareholders’ equity as accumulated other comprehensive income.  Management considers the unrealized losses on debt securities as temporary and has the ability and intent to hold those securities with losses in excess of one year for the foreseeable future or to maturity.

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

Investment securities with a par value of $16,279,000 and $19,172,000 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits.  The Bank is required to maintain $172,500 in Federal Home Loan Bank stock at December 31, 2004.

NOTE   4 -

LOANS

Major classifications of loans at December 31 are as follows ($000's):

	2004	2003
Mortgage loans on real estate:
Residential 1-4 family	$48,214	46,855
Commercial	37,719	35,235
Construction	1,272	1,531
Second mortgages	875	523
Equity lines of credit	1,897	2,427
Total	89,977	86,571
Commercial loans	3,493	3,277
Installment loans	4,687	4,874
	98,157	94,722
Unearned loan origination fees	(3)	(3)
	98,154	94,719
Allowance for loan losses	(1,002)	(887)
Loans – net	$97, 152	93,832

The following is a summary of information related to impaired loans ($000's):

	2004	2003

Impaired loans with a valuation allowance	$1,252	305
Valuation allowance related to impaired loans	230	60
Average investment in impaired loans	1 ,061	546
Interest income recognized on impaired loans	33	43
Interest income received on cash basis on
impaired loans	21	10

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,252,000 and $305,000 at December 31, 2004 and 2003, respectively.  Loans past due greater than 90 days and accruing interest were $20,000 at December 31, 2004.  No additional funds are committed to be advanced in connection with impaired loans.

Changes in the allowance for loan losses for the years ended December 31 were as follows ($000's):

	2004	2003

BALANCE – January 1,	$887	804
Provision charged to operations	230	311
Loans charged off	(188)	(262)
Recoveries	73	34
BALANCE – December 31,	$1,002	887

The Bank has entered into related-party transactions with various directors and officers.  Such transactions originate in the normal course of the Bank's operations as a depository and lending institution.  At December 31, 2004 and 2003, certain officers, directors and companies of which they have a direct or indirect interest, were indebted to the Bank directly or as guarantors in the aggregate amount of $1,64 4 ,000 and $1,850,000, respectively.  New loans to related parties were $7 6 ,000 and repayments were $21 3 ,000 during 2004.  Deposits from certain officers and directors were $1,902,000 and $2,138,000 at December 31, 2004 and 2003, respectively.

During 2004 t he Bank sold all of its Other Real Estate Owned (“OREO”) and did not hold any OREO at December 31, 2004.   Gains on the sale of OREO in 2004 of approximately $38,000 are included in other income.   Loss es on the sale of OREO of approximately $140,000 for the year ended December 31, 2003 are included in other operating expenses.  Loans were issued in connection with sales of OREO, totaling $433,000 and $655,000 for the respective years ended December 31, 2004 and 2003 ..

NOTE   5 -

PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows ($000's):

	2004	2003

Land	$1,172	970
Buildings	3,238	2,981
Equipment	2,276	2,284
Leasehold improvements	14	16
Total	6,700	6,251
Less – Accumulated depreciation	1,408	1,626
Premises and Equipment – Net	$5,292	4,625

Depreciation charged to income was $299,000 in 2004 and $275,000 in 2003.

NOTE   6 -

CERTIFICATES OF DEPOSIT

Certificates of deposit and their remaining maturities are as follows ($000's):

	Over	Less than
	$100,000	$100,000	Total
Year ending December 31,
2005	$20,985	26,397	47,382
2006	3,155	5,739	8,894
2007	642	1,269	1,911
2008	-	249	249
2009	-	15	15
Thereafter	-	36	36
	$24,782	33,705	58,487

NOTE   7 -

ADVANCES AND LINES OF CREDIT

The Bank has a line of credit with the Federal Home Loan Bank of Cincinnati for borrowings up to $10,000,000.  The line of credit is collateralized by a blanket lien on one to four family residential mortgages.  The Bank must maintain minimum levels of shareholders’ equity under the line of credit agreement.  The Bank did not have any borrowings under this line of credit as of December 31, 2004.  Borrowings totaled $3,865,000 at December 31, 2003.  The Bank also has an unsecured line of credit of up to $2,000,000 with a regional bank for liquidity purposes.  There were no borrowings under this line of credit at December 31, 2004 or 2003.

NOTE   8 -

INCOME TAX

The provision for federal income tax consists of ($000's):

	2004	2003

Income tax currently payable	$566	669
Deferred income tax	72	28
Provision for income taxes	$638	697

The following is a reconciliation of the provision for federal income tax to the amount computed at the statutory rate of 34% ($000's):

	2004	2003

Tax at statutory rate on income before
Income tax	$639	696
Miscellaneous	(1)	1
Federal income tax applicable
to income before income tax	$638	697

Deferred taxes, included in other liabilities, consisted of the following at December 31 ($000's):

		2004	2003

Deferred tax assets:
Allowance for loan losses		$272	237
Intangible assets		2	-
Unrealized loss on securities available for sale		58	20
Organization expense		3	5
Total deferred tax assets		335	262

Deferred tax liabilities:
FHLB stock dividends		11	5
Depreciation		375	274
Total deferred tax liabilities		386	279

Net deferred tax asset (liability)	$	(51)	(17)

NOTE   9 -

EMPLOYEE BENEFIT PLANS

The Bank maintains a savings and investment plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all employees who meet certain eligibility requirements.  Employees may contribute to the plan up to 20% of annual compensation.  For every dollar an employee contributes (up to 8% of compensation), the Bank will contribute an amount equal to 50% of the employee's contribution.  The plan also includes a profit-sharing feature.  Annually, the Bank determines the amount of its contribution.  The Bank made total contributions of $47,000 and $29,000 to the plan for the years ended December 31, 2004 and 2003, respectively.

NOTE 10 -

LEASES

The Bank leases a portion of its Springboro building under an operating lease agreement expiring in 2007.  Future minimum rentals to be received under the agreement are as follows:

2005	$73,000
2006	75,000
2007	25,000
$173,000

The Bank occupied a building under an operating lease agreement that expired in 2004.  Rent expense in 2004 and 2003 was $10,000 and $15,000 respectively.

NOTE 11 -

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

The Bank has commitments to extend credit and letters of credit aggregating $6,574,000 at December 31, 2004.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  No significant losses are anticipated as a result of these commitments.

Cash and cash equivalents at December 31, 2004, included cash and federal funds sold in excess of federally insured amounts at several financial institutions.

The Bank is party to various claims and proceedings arising in the normal course of business which, in the opinion of management, will not result in a material liability to the Bank.

N OTE 12 -

RETAINED EARNINGS

The Company may generally pay dividends in amounts determined by the Board of Directors.  Banking regulations limit the amount of dividends that may be paid by the Bank to its parent Corporation without prior approval of the Bank's regulatory agency.  Retained earnings against which dividends may be charged are $2,079,865 plus current retained income after December 31, 2004.  A dividend of $31 6 , 5 00 was declared in 2004 and is payable in 2005.  The dividend is payable in shares of the Corporation’s stock, or cash, at the shareholder’s option.

A dividend of $264,000 was declared in 2003 and paid in 2004 consisting of $12 9 ,000 paid in cash and $13 5 ,000 paid in stock.  The value of the stock was based on the fair market value at the dividend payable date or $26.00 per share.  As a result of the dividend, 5,209 new shares of stock were issued.

NOTE 13 -

REGULATORY MATTERS

Banks and holding companies are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and Holding Company must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Holding Company maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  The capital ratios of the consolidated Company are not materially different from those of the Bank.  Management believes, as of December 31, 2004, that the Bank and Holding Company meet all capital adequacy requirements to which it is subject.  In addition, minimum cash reserves of approximately $1,225,000 at December 31, 2004, and an average of approximately $1,141,000 during 2004 were required to be maintained.

As of December 31, 2004, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as adequately capitalized, minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table must be maintained.  There are no conditions or events since that notification that management believes have changed the institution’s classification.

The actual capital amounts ($000’s) and ratios of the Bank are also presented in the table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purpose:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004:
Total Capital (to Risk
Weighted Assets)	$12,984	15.02%	>$6,914	>8.0%	>$8,642	>10.0%

Tier I Capital (to Risk
Weighted Assets)	$11,982	13.86%	>$3,457	>4.0%	>$5,185	>6.0%

Tier I Capital (to
Average Assets)	$11,982	8.58%	>$5,587	>4.0%	>$6,984	> 5.0%

As of December 31, 2003:
Total Capital (to Risk
Weighted Assets)	$12,537	15.78%	>$6,356	>8.0%	>$7,945	>10.0%

Tier I Capital (to Risk
Weighted Assets)	$11,650	14.66%	>$3,178	>4.0%	>$4,767	>6.0%

Tier I Capital (to
Average Assets)	$11,650	9.31%	>$5,004	>4.0%	>$6,225	> 5.0%

NOTE 1 4 -

FAIR MARKET DISCLOSURES OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values for financial instruments as of December 31 were as follows ($000's):

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and due from banks	$3,891	3,891	2,742	2,742
Federal funds sold	3,725	3,725	400	400
Interest bearing deposits in banks	101	101	104	104
Investment and other securities	24,197	24,026	20,294	20,236
Loans	98,154	99,855	94,719	97,344

Financial Liabilities:
Time deposits	58,487	58,577	52,132	52,667
Other deposits	63,332	63,332	55,014	55,014
Short-term borrowings	-	-	3,865	3,865

The fair value of off-balance sheet financial instruments at December 31, 2004 and 2003, was not material.

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

Cash and cash equivalents

The carrying amounts presented are deemed to approximate fair value.

Interest-bearing deposits in banks

Fair value is estimated for these certificates of deposit by discounting the future cash flows at current rates.

Investment Securities

Fair values are based on quoted market prices, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans

Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits and short-term borrowings

The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date.  Short-term borrowings are due within 90 days of issuance and the fair value approximates carrying value.  The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

NOTE 1 5 -

PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Community National Corporation (parent company only) for the year ended December 31, 2004 and 2003 follows ($000’s):

Condensed Balance Sheet
	2004	2003
Assets:
Cash	$343	242
Investment in subsidiary	12,497	11,612
Accounts receivable - subsidiary	317	264
Total assets	$13,157	12,118

Liabilities:
Accrued dividends	$317	264

Shareholders’ equity	12,840	11,854
Total liabilities and shareholders’ equity	$13,157	12,118

Condensed Statement of Income

Dividends from subsidiary	$317	264
Legal and professional fees	(3 4 )	(33)

Income before equity in undistributed
income of subsidiary	28 3	231

Equity in undistributed income
of subsidiary	959	1,120
Net income	$1,24 2	1,351

Condensed Statement of Cash Flows

Cash flows from operating activities:
Net income	$1,24 2	1,351
Equity in undistributed income of
Subsidiary	(959)	(1,120)
(Increase) decrease in accounts receivable	(53)	(264)
(Increase) decrease in other assets	-	-
Net cash provided by operating activities	2 30	(33)

Cash flows from financing activities:
Cash dividends paid	(12 9 )	(98)
Net cash provided by financing activities	(12 9 )	(98)

Net change in cash:	101	(131)

Cash at beginning of year	242	373
Cash at end of year	$343	242

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

                  AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

a.

Disclosure controls and procedures .   The Chief Executive Officer and the principal financial officer have carried out an evaluation of the e ffectiveness of the Company's disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms ..  Based upon this evaluation , the se officers have concluded that as of December 31, 200 4 , the Company's d isclosure controls and procedures were adequate.

b.

Changes in internal control over financial reporting .   During the period covered by this report, t here were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting ..

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

THE BOARD OF DIRECTORS

The following table sets forth for each director of the Company as of February 28, 2005 (a) the person's name, (b) age at December 31, 2004 (c) the year first elected as a director of the Company or Bank and (d) positions with the Company and the Bank, other than as a director, and principal occupation and business experience for the past five years.

			POSITION WITH COMPANY;
		DIRECTOR	PRINCIPAL OCCUPATION:
NAME	AGE	SINCE	BUSINESS EXPERIENCE

Donald G. Burns	74	1983	Chairman of CNC and CNB; Retired Physician

Robert L. Campbell	72	1983	Retired (Henderson Turf Farm)

W. Leslie Earnhart	84	1983	Retired (Sand and gravel industry)

T.C. Garland	72	1983	Physician

James L. Gross, Jr.	57	1997	President, Gross Lumber Co.

Stanley E. Kolb	73	1983	Attorney

Kent S. Libecap	48	2004	Real Estate Broker and Auctioneer

Paul J. Scheuermann	46	1994	President and Chief Executive Officer of the Company and the Bank

EXECUTIVE OFFICERS

The following table sets forth for each executive officer of the Company and the Bank as of February 28, 2005, (a) the person's name, (b) age at December 31, 2004, (c) the year first elected as an executive officer of the Company or Bank and (d) positions with the Company and the Bank.

			POSITION WITH COMPANY;
		YEAR FIRST	PRINCIPAL OCCUPATION:
NAME	AGE	ELECTED	BUSINESS EXPERIENCE

Paul J. Scheuermann	46	1986	President and Chief Executive Officer of the Company and the Bank since 1994

Jay A. Lees	62	1989	Secretary of the Company; Senior Vice President and Senior Loan Officer of the Bank

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of Forms 3, 4 and 5 furnished to Community National in the fiscal year ended December 31, 2004, Community National is not aware of the failure of any reporting person to timely file the above forms.

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

AUDIT COMMITTEE FINANCIAL EXPERTS

The Board of Directors has determined that none of the members of the Audit Committee meets the criteria of "financial expert" as defined in the rules of the Securities and Exchange Commission.  The Board has determined that it in order to fulfill all the duties and functions of the Board, it is not in the best interests of the Company to encompass a position on the Board solely because the person qualifies as a financial expert.  Instead, the Board has elected to engage Clark, Schaefer, Hackett and Company, Certified Public Accountants and Business Consultants ("CSH"), to perform in the capacity of financial expert.  CSH has been hired to perform outsourced internal audit services and will review financial reports, such as the annual report, 10-QSB and 10-KSB, prior to the reports being publicly released.  CSH will advise the Board on such matters and as needed or requested by the Board.

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

(3.2)	Regulations of the registrant are incorporated herein by reference to the registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 6, 2001.

(10)	Purchase and Assumption Agreement by and between Community National Bank and The First National Bank of Germantown, dated March 19, 2004.

(21)	Subsidiary of the registrant.

(31.1)	Certification of Principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the Company's definitive Proxy Statement on Schedule 14A under the captions "REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS" is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY NATIONAL CORPORATION

By:	/s/ Paul J. Scheuermann
Paul J. Scheuermann
President and Chief Executive Officer

Date:	March 15, 2005

In accordance with the Exchange Act, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Donald G. Burns	Director	March 15, 2005
Donald G. Burns

/s/ Robert L. Campbell	Director	March 15, 2005
Robert L. Campbell

/s/ W. Leslie Earnhart	Director	March 15, 2005
W. Leslie Earnhart

/s/ T.C. Garland	Director	March 15, 2005
T.C. Garland

/s/James L. Gross, Jr.	Director	March 15, 2005
James L. Gross, Jr.

/s/Stanley E. Kolb	Director	March 15, 2005
Stanley E. Kolb

/s/ Kent S. Libecap	Director	March 15, 2005
Kent S. Libecap

/s/ Paul J. Scheuermann	President, Chief Executive Officer	March 15, 2005
Paul J. Scheuermann	and Director

/s/ Jay A. Lees	Secretary	March 15, 2005
Jay A. Lees

/s/ Gregory G. Eagan	Vice President, Chief Financial	March 15, 2005
Gregory G. Eagan	Officer, Community National
Bank; Principal financial officer of
Community National Corporation

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

(3.2)	By-laws of the registrant are herein incorporated herein by reference to the registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 6, 2001.

(10)	Purchase and Assumption Agreement by and between Community National Bank and The First National Bank of Germantown, dated March 19, 2004.

(21)	Subsidiary of the registrant.

(31.1)	Certification of Principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.